Form 10-K/A
period 2003-12-31
CROSSTEX ENERGY INC
filed 2004-08-19
CIK 1209821

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

CROSSTEX ENERGY, INC.
FORM 10-K/A
INTRODUCTORY NOTE

        This Amendment No. 1 to annual report on Form 10-K/A ("Form 10-K/A") is being filed to amend our annual report on Form 10-K for the year ended December 31, 2003, which was originally filed on March 26, 2004 ("Original Form 10-K"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of items 6, 7, 8 and 9A of Part II and item 15 of Part IV, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of correcting these errors, we have restated our consolidated balance sheets as of December 31, 2002 and 2003, our consolidated statement of operations for the year ended December 31, 2002, our consolidated statements of changes in stockholders' equity for the years ended December 31, 2002 and 2003, our consolidated statement of comprehensive income for the year ended December 31, 2002 and our consolidated statement of cash flows for the year ended December 31, 2002. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. The net effect of the adjustments resulted in a reduction in net income and comprehensive income for the year ended December 31, 2002 by $0.4 million and a reduction in stockholders' equity and working capital as of December 31, 2002 and 2003 by $0.4 million. Please read note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

        This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2004 and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-K. We will file with the Securities and Exchange Commission an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2004 to reflect changes therein required as a consequence of the adjustments described above.

TABLE OF CONTENTS

DESCRIPTION

Item
PART II
6.	SELECTED FINANCIAL DATA
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9A	CONTROLS AND PROCEDURES
PART IV
15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

i

GLOSSARY OF TERMS

        As generally used in the energy industry and in this document, the following terms have the following meanings:

  /d = per day
  Btu = British thermal units
  Mcf = thousand cubic feet
  MMBtu = million British thermal units
  MMcf = million cubic feet

ii

CROSSTEX ENERGY, INC.

PART II

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

					Crosstex Energy Services, Ltd.(2)
	Crosstex Energy, Inc.
					Four Months Ended April 30, 2000
	Year Ended December 31, 2003(1) (Restated)	Year Ended December 31, 2002(1) (Restated)	Year Ended December 31, 2001	Eight Months Ended December 31, 2000		Year Ended December 31, 1999
	($ in thousands, except per share data)
Statement of Operations Data:
Revenues:
Midstream	$993,140	$437,432	$362,673	$88,008	$3,591	$7,896
Treating	20,523	14,817	24,353	17,392	5,947	9,770

Total revenues	1,013,663	452,249	387,026	105,400	9,538	17,666

Operating costs and expenses:
Midstream purchased gas	946,412	414,244	344,755	83,672	2,746	5,154
Treating purchased gas	7,568	5,767	18,078	14,876	4,731	8,110
Operating expenses	17,758	11,420	7,761	1,796	544	986
General and administrative	11,593	7,663	5,583	2,010	810	2,078
Stock based compensation	5,345	41	—	—	8,802	—
Impairments	—	4,175	2,873	—	—	538
(Profit) loss on energy trading contracts	(1,905)	(1,657)	3,714	(1,253)	(638)	(1,764)
Depreciation and amortization	13,542	7,745	6,208	2,333	522	1,286

Total operating costs and expenses	1,000,313	449,398	388,972	103,434	17,517	16,388

Operating income (loss)	13,350	2,851	(1,946)	1,966	(7,979)	1,278

Other income (expense):
Interest expense, net	(3,103)	(2,381)	(2,253)	(530)	(79)	(638)
Other income (expense)	179	(52)	174	115	381	(138)

Total other income (expense)	(2,924)	(2,433)	(2,079)	(415)	302	(776)

Income (loss) before gain on issuance of units by the partnership, income taxes and interest of non-controlling partners in the partnership's net income	10,426	418	(4,025)	1,551	(7,677)	502
Gain on issuance of partnership units(3)	18,360	11,781	—	—	—	—
Income tax (provision) benefit	(10,157)	(6,871)	1,294	(679)	—	—
Interest of non-controlling partners in the partnership's net income	(5,181)	(99)	—	—	—	—

Net income (loss)	$13,448	5,229	($2,731)	$872	($7,677)	$502

Net income (loss) per common share—basic(4)	$2.83	$0.59	$(1.25)	$0.05	N/A	N/A
Net income (loss) per common share—diluted(4)	$1.10	$0.46	$(1.25)	$0.05	N/A	N/A
Balance Sheet Data (at period end):
Working capital surplus (deficit)	$(7,705)	$(11,141)	$(1,555)	$5,763	$(4,005)	$(3,483)
Property and equipment, net	204,890	111,203	84,951	37,242	10,540	8,072
Total assets	370,485	241,424	171,369	202,909	45,051	36,497
Long-term debt	60,750	22,550	60,000	22,000	7,000	5,389
Interest of non-controlling partners in the partnership	67,157	26,815	—	—	—	—
Stockholders' equity	69,266	57,397	42,241	39,808	3,608	3,242

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$42,103	$(5,050)	$(10,686)	$7,634	$7,380	$1,404
Investing activities	(110,288)	(33,240)	(52,535)	(25,643)	(2,849)	(1,342)
Financing activities	65,856	41,746	44,918	36,664	198	(857)
Other Financial Data:
Midstream gross margin	$46,728	$23,188	$17,918	$4,336	$845	$2,742
Treating gross margin	12,955	9,050	6,275	2,516	1,216	1,660

Total gross margin(5)	$59,683	$32,238	$24,193	$6,852	$2,061	$4,402

Operating Data:
Pipeline throughput (MMBtu/d)	626,000	392,000	313,000	104,000	23,000	20,000
Natural gas processed (MMBtu/d)	132,000	86,000	61,000	16,000	31,000	23,000
Treating volumes (MMBtu/d)(6)	90,000	98,000	63,000	36,000	27,000	13,000

(1)
Restated to reflect the correction of clerical errors that resulted in certain reconciling items relating to 2002 not being properly cleared. See Note 2 to the consolidated financial statements. The adjustments resulted in a reduction in net income for the year ended December 31, 2002 by $0.4 million and a reduction in stockholders' equity and working capital as of December 31, 2002 and 2003 by $0.4 million.

(2)
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

(3)
We recognized gains of $11.8 million in 2002 and $18.4 million in 2003 as a result of the Partnership issuing additional units to the public in public offerings at prices per unit greater than our equivalent carrying value.

(4)
Per share amounts have been adjusted for the two-for-one stock split made in conjunction with an initial public offering in January 2004.

(5)
Gross margin is defined as revenue less related cost of purchased gas.

(6)
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

Restatement

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of these errors and as more fully discussed in the Introductory Note to this Amendment No. 1, certain financial and other information contained herein has been restated to reflect adjustments described in Note 2 to the accompanying consolidated financial statements. Please read Note 2 for a discussion of the adjustments.

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

Period	Volume Hedged (MMBtu per month)	Weighted-Average Price per MMBtu
1st quarter of 2004	90,000	$5.11
2nd quarter of 2004	70,000	4.97
3rd quarter of 2004	30,000	4.85
4th quarter of 2004	30,000	4.85

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

Results of Operations

        Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Year Ended December 31,
	2003	2002 (Restated)	2001
	(dollars in millions)
Midstream revenues	$993.1	$437.4	$362.7
Midstream purchased gas	946.4	414.2	344.8

Midstream gross margin	46.7	23.2	17.9

Treating revenues	20.5	14.8	24.4
Treating purchased gas	7.5	5.8	18.1

Treating gross margin	13.0	9.0	6.3

Total gross margin	$59.7	$32.2	$24.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	626,000	392,000	313,000
Processing	132,000	86,000	61,000
Producer services	259,000	230,000	283,000
Treating Volumes (MMBtu/d)	90,000	98,000	63,000

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Gross Margin.    Midstream gross margin was $46.7 million for the year ended December 31, 2003 compared to $23.2 million (restated) for the year ended December 31, 2002, an increase of $23.5 million, or 101%. The largest increase in gross margin was due to the acquisition of assets from Duke Energy Field Services on June 30, 2003. These assets added gross margin of $9.4 million. The CCNG system had significant growth due to an increase in on-system volume and the addition of the Hallmark lateral, resulting in an increase in margin of $4.7 million. The Partnership acquired the Vanderbilt Gathering system on December 31, 2002; this system added gross margin of $4.4 million. Gregory gathering system and Gregory processing plant had increased margin of $2.6 million. These systems had significant growth in volume due to producer drilling activity in the area, to which the Partnership responded with the Gregory plant expansion during 2003. The Gulf Coast system had increased margin of $1.2 million despite the fact that volumes declined. The reason for the decline in volumes was because the Partnership sourced two markets from Vanderbilt the last half of 2003 that were previously sourced from the Gulf Coast system. The Partnership had an increase in volume and increase in margin due to a large customer taking gas from its system for 12 months in 2003 and only 6 months in 2002, and it had increased margin due to renegotiation of producer contracts. The Arkoma system also had increased volume, creating an increase in margin of $0.8 million.

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

        Operating Expenses.    Operating expenses were $17.8 million for the year ended December 31, 2003, compared to $11.4 million for the year ended December 31, 2002, an increase of $6.4 million, or 56%. An increase of $3.1 million was associated with the acquisition of assets from Duke Energy Field Services in June 2003. Costs for the Partnership's technical services support increased by approximately $0.8 million due to staff additions to operate the assets acquired in December 2002 and in June 2003 from DEFS and to manage other construction projects. The Vanderbilt system added $1.1 million to operating expenses, new treating plants increased operating expenses by $0.6 million and the Gregory Plant expansion added $0.4 million in operating expenses.

        General and Administrative Expenses.    General and administrative expenses were $11.6 million for the year ended December 31, 2003 compared to $7.7 million for the year ended December 31, 2002, an increase of $3.9 million, or 51%. The increase was primarily due to increases in staffing associated with the requirements of the Duke Energy Field Services acquisition and associated with the Partnership being a public entity in 2003. We also recognized an additional bad debt reserve of $1.2 million related to the Company's Enron receivable based on current recovery estimates from Enron's bankruptcy proceedings.

        Impairments.    The Partnership had no impairment expense in 2003 compared to $4.2 million in 2002. See "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001" for a discussion of the 2002 charge.

        (Profit) Loss on Energy Trading Activities.    The profit on energy trading activities was $1.9 million for the year ended December 31, 2003 compared to $1.7 million (restated) for the year ended December 31, 2002, an increase of $0.2 million, or 12%. Included in these amounts are realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $2.2 million in 2003 and $1.8 million in 2002, an increase of $0.4 million, or 22%. This increase is primarily due to an increase in our producer services volumes. In addition, losses of $0.3 million and $0.1 million (restated) relating primarily to options bought and/or sold in the management of the company's Enron position were booked in 2003 and 2002, respectively.

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

        Income Tax Expense.    We provide for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis of assets and liabilities that will reverse in future periods. Our income tax provision was $10.2 million in 2003 compared to $6.9 million (restated) in 2002, an increase of approximately $3.3 million. This increase was primarily due to the increase in the gain on issuance of units of the Partnership and the increase in operating income. We estimate that we will not have a current tax liability in 2003 due to the availability of our net operating loss carryforward. This tax provision is reflected as an increase in our deferred tax liability.

        Interest of Non-controlling Partners in the Partnership's Net Income.    We recorded an expense of $5.2 million in 2003 and $99,000 in 2002 associated with the interests of non-controlling partners' in the Partnership. We owned all of the interests in the Partnership and its predecessors until its December 2002 initial public offering.

        Net Income (Loss).    Net income for the year ended December 31, 2003 was $13.4 million compared to $5.2 million (restated) for the year ended December 31, 2002, an increase of $8.2 million. This increase in net income was principally the result of the increase of $6.6 million in gains on issuance of units in the Partnership and the increase in gross margin of $27.4 million from 2002 to 2003, offset by increases in ongoing cash costs for operating expenses, general and administrative expenses, interest expense and income taxes as discussed above. Non-cash charges for depreciation and amortization expenses and stock based compensation also increased.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Gross Margin.    Midstream gross margin was $23.2 million (restated) for the year ended December 31, 2002 compared to $17.9 million for the year ended December 31, 2001, an increase of $5.3 million, or 30%. The Corpus Christi system, the Gregory gathering system and the Gregory processing plant were acquired in May 2001. The gross margin from these assets for the 12-month period of 2002 exceeded that of the 8-month period in 2001 by $6.9 million. This was offset by lower margin of $0.8 million at the Arkoma system and $0.4 million at the Gulf Coast system due to lower prices in 2002.

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

        Operating Expenses.    Operating expenses were $11.4 million for the year ended December 31, 2002, compared to $7.8 million for the year ended December 31, 2001, an increase of $3.6 million, or 46%. $1.8 million of the increase was associated with the CCNG assets purchased in May 2001 and another $1.0 million was associated with growth in the treating division.

        General and Administrative Expenses.    General and administrative expenses were $7.7 million for the year ended December 31, 2002 compared to $5.6 million for the year ended December 31, 2001, an increase of $2.1 million, or 38%. The increases were associated with increases in staffing associated with the requirements of the CCNG assets and in preparation for the Partnership's initial public offering.

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

        (Profit) Loss on Energy Trading Activities.    The profit on energy trading activities was $1.7 million (restated) for the year ended December 31, 2002 compared to a loss of $3.7 million for the year ended December 31, 2001, an increase of $5.4 million. Included in these amounts are realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $1.8 million in 2002 and $1.9 million in 2001. This variance is primarily due to the $5.7 million reserve booked in 2001 against the company's Enron receivable due to Enron Corporation's December 2001 bankruptcy.

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

        Gain on issuance of units in the Partnership.    In conjunction with the Partnership's December 2002 initial public offering of common units, we conveyed to the Partnership our entire interest in the Partnership's predecessor in exchange for (1) a 2.0% general partner interest in the Partnership, (2) 333,000 common units and (3) 4,667,000 subordinated units of the Partnership. As a result of the Partnership issuing additional units to the public in its initial public offering at a price per unit greater than our equivalent carrying value, our share of the net assets of the Partnership increased by $11.8 million. Accordingly, we recognized an $11.8 million gain in 2002.

        Income Taxes.    Our income tax expense was $6.9 million (restated) for the year ended December 31, 2002, primarily due to the gain on the issuance of units in the Partnership, compared to a tax benefit of $1.3 million for the year ended December 31, 2001. As a result of the remedial allocations of Partnership deductions that will be made in favor of the holders who purchased their units on the open market, we will be allocated more taxable income relative to our distributions than other unitholders. The remedial income allocations will result in an additional current income tax provision for the year in which the allocations are made, but should correspondingly reduce the differences between the tax and book basis of the assets with respect to which remedial allocations are made, thereby reducing our deferred tax liability. At December 31, 2002, the difference in our book and tax basis in our Partnership units was less than our share of the difference in the book and tax basis of the Partnership's assets, after considering the remedial allocations. The resulting deferred tax asset of $2.6 million can only be realized upon liquidation of the Partnership and only to the extent of capital gains. Accordingly, we have fully reserved this deferred tax asset at December 31, 2002. The amount of the deferred tax asset will change in the future when the Partnership sells additional units. The amount of future changes is dependent on the amounts of future remedial allocations and gains or losses recorded by us on the Partnership's sale of additional units.

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

        Net Income (Loss).    Our net income (loss) for the year ended December 31, 2002 was $5.2 million (restated) compared to ($2.7) million for the year ended December 31, 2001, an increase of $7.9 million. Gross margin increased by $8.0 million from 2001 to 2002, offset by increases in ongoing cash costs for operating expenses, general and administrative expenses, and interest expense as discussed above. The gain on issuance of units in the Partnership of $11.8 million and the profit on energy trading contracts also contributed to the increase in net income partially offset by increases in non-cash charges for depreciation and amortization expense, impairment expense and tax expense.

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

Liquidity and Capital Resources

        Cash Flows.    Our net cash provided by operating activities was $42.1 million for the year ended December 31, 2003 compared to cash used by operations of $5.1 million for the year ended December 31, 2002. Income before non-cash income and expenses was $27.7 million in 2003 and $12.4 million (restated) in 2002. Changes in working capital provided $14.4 million in cash flows from operating activities in 2003 and used $17.5 million (restated) in cash flows from operating activities in 2002. Income before non-cash income and expenses increased between years primarily due to asset acquisitions as discussed in "Results of Operations—Year Ended December 31, 2003 compared to year ended December 31, 2002." Changes in working capital provided $14.4 million in cash flows in 2003 primarily due to $3.5 million in prepayments by certain customers in December 2003 combined with $3.8 million due to delays in collecting from a few large customers in December 2002 until January 2003. In addition, property cost accruals increased by approximately $1.5 million due to an increase in capital projects late in 2003 as compared to 2002. The remaining changes in working capital were due to timing of receipts and disbursements in the ordinary course of business.

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

Disclosure Regarding Forward-Looking Statements

        This report on Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. In addition to specific uncertainties discussed elsewhere in this Form 10-K, the following risks and uncertainties may affect our performance and results of operations:

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

Item 8. Financial Statements and Supplementary Data

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-47 of this Report and are incorporated herein by reference.

Item 9A. Controls And Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the extent and in the case described in the following paragraph, our disclosure controls and procedures were not effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        In July 2004, we determined during the course of internal reviews that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. We identified these errors and promptly brought them to the attention of our audit committee and auditors. As a result of correcting these errors, in this annual report on Form 10-K/A, we have restated our consolidated balance sheets as of December 31, 2002 and 2003, our consolidated statement of operations for the year ended December 31, 2002, our consolidated statements of changes in stockholders' equity for the years ended December 31, 2002 and 2003, our consolidated statement of comprehensive income for the year ended December 31, 2002 and our consolidated statement of cash flows for the year ended December 31, 2002. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. These errors resulted from a deficiency in the procedures to reconcile the detail accounts receivable and accounts payable subledgers to the general ledger. Our independent auditors, KPMG LLP, have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness as defined in Statements of Auditing Standards No. 60. In light of the discovery of these errors, we have implemented new procedures for reconciling subledgers to the general ledger and disposition and resolution of reconciling items on a timely basis. Management believes that controls are now in place to ensure that similar errors do not occur again.

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
  See Schedule II—Valuation and Qualifying Accounts on Page S-1.

  (3)
  Exhibits

        The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description
3.1*	—	Restated Certificate of Incorporation of Crosstex Energy, Inc.
3.2*	—	Restated Bylaws of Crosstex Energy, Inc.
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.4	—	Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of December 17, 2002 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed November 4, 2002)
3.6	—	Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of December 17, 2002 (incorporated by reference from Exhibit 3.4 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.'s Registration Statement, file No. 333-97779, filed August 7, 2002)
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
4.1	—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
10.1	—	Omnibus Agreement, dated December 17, 2002, among Crosstex Energy, Inc. and certain other parties (incorporated by reference from Exhibit 10.5 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
10.2*	—	Form of Indemnity Agreement, entered into with directors and/or officers on December 31, 2003
10.3+	—	Crosstex Energy GP, LLC Long-Term Incentive Plan dated July 12, 2002 (incorporated by reference from Exhibit 10.4 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
10.4*	—	Agreement Regarding 2003 Registration Rights Agreement and Termination of Stockholders' Agreement, dated October 27, 2003
10.5*+	—	Crosstex Energy, Inc. Long-Term Incentive Plan, dated December 31, 2003
10.6*	—	Registration Rights Agreement, dated December 31, 2003
10.7	—	Second Amended and Restated Credit Agreement, dated November 26, 2002, among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties (incorporated reference from Exhibit 10.1 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
10.8	—	First Amendment to Second Amended and Restated Credit Agreement dated as of June 3, 2003, among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties (incorporated by reference from Exhibit 10.2 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)
10.9	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 3, 2003, among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties (incorporated by reference from Exhibit 10.3 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 10, 2004)
10.10	—	$50,000,000 Senior Secured Notes Master Shelf Agreement as of June 3, 2003 (incorporated by reference from Exhibit 10.3 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)
10.11	—	First Contribution, Conveyance and Assumption Agreement dated November 27, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference from Exhibit 10.2 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)
10.12	—	Closing Contribution, Conveyance and Assumption Agreement dated December 11, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference from Exhibit 10.3 to Crosstex Energy, L.P.'s Annual Report on Form 10-K, file No. 000-50067, filed March 25, 2003)

10.13	—	Crosstex Energy Holdings Inc. 2000 Stock Option Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 2 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed December 30, 2003)
21.1	—	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
23.1**	—	Consent of KPMG LLP.
31.1**	—	Certification of the principal executive officer
31.2**	—	Certification of the principal financial officer
32.1**	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350

*
Previously filed.

**
Filed herewith.

+
Compensatory benefit plan or arrangement in which directors and executive officers are eligible to participate.

(b)
Reports on Form 8-K.

        Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2004.

CROSSTEX ENERGY, INC.
By: /s/ BARRY E. DAVIS Barry E. Davis, President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crosstex Energy, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations, comprehensive income and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

        As explained in note 3 to the consolidated financial statements, effective January 1, 2001, the Partnership changed its method of accounting for derivatives. Also, as explained in note 3 to the financial statements, effective January 1, 2002, the Company changed its method of amortizing goodwill.

        As discussed in note 2 to the accompanying consolidated financial statements, the accompanying balance sheets as of December 31, 2003 and 2002, the consolidated statements of changes in stockholders' equity for the years ended December 31, 2003 and 2002, the consolidated statements of operations, cash flows and comprehensive income for the year ended December 31, 2002, and financial statement schedule I have been restated.

/s/ KPMG LLP

Dallas, Texas,
February 26, 2004 except as to note 2,
which is as of August 9, 2004.

CROSSTEX ENERGY, INC.
Consolidated Balance Sheets December 31, 2003 and 2002
(In thousands, except share data)

	December 31,
	2003 (Restated)	2002 (Restated)
Assets
Current assets:
Cash and cash equivalents	$1,479	$3,808
Accounts receivable:
Trade	10,238	27,049
Accrued revenues	124,517	78,500
Imbalances	447	79
Related party	617	—
Other	2,628	1,037
Note receivable	535	—
Fair value of derivative assets	4,080	2,947
Prepaid expenses and other	2,013	1,256

Total current assets	146,554	114,676
Property and equipment:
Transmission assets	99,650	50,391
Gathering systems	27,990	22,624
Gas plants	88,395	40,730
Other property and equipment	3,743	2,754
Construction in process	9,863	6,935

Total property and equipment	229,641	123,434
Accumulated depreciation	(24,751)	(12,231)

Total property and equipment, net	204,890	111,203
Account receivable from Enron (net of allowance of $6,931 and $5,776 in 2003 and 2002, respectively)	1,312	2,467
Fair value of derivative assets	—	155
Intangible assets, net	5,366	5,340
Goodwill, net	6,164	6,458
Investment in limited partnerships	2,560	346
Other assets, net	3,639	778

Total assets	$370,485	$241,423

Liabilities and Stockholders' Equity
Current liabilities:
Drafts payable	$10,446	$27,546
Accounts payable	6,325	11,461
Accrued gas purchases	119,900	74,912
Accounts payable-related party	448	—
Preferred dividends payable	3,471	3,021
Accrued imbalances payable	212	149
Fair value of derivative liabilities	2,487	4,006
Current portion of long-term debt	50	50
Other current liabilities	10,920	4,672

Total current liabilities	154,259	125,817

Fair value of derivative liabilities	—	452
Deferred tax liability	19,103	8,443
Long-term debt	60,700	22,500
Interest of non-controlling partners in the Partnership	67,157	26,815
Stockholders' equity:
Convertible preferred stock (7,500,000 authorized shares, $.01 par value, 4,123,642 and 4,093,642 issued and outstanding in 2003 and 2002, respectively, $50,740 liquidation value in 2003)	42	42
Common stock (4,000,000 shares authorized, $.01 par value, 1,743,032 and 1,882,772 issued and outstanding in 2003 and 2002, respectively)	19	19
Additional paid-in capital	68,934	64,913
Retained earnings	7,549	(2,315)
Treasury stock, at cost (139,740 common shares)	(2,500)	—
Accumulated other comprehensive income	506	(528)
Notes receivable from stockholders	(5,284)	(4,735)

Total stockholders' equity	69,266	57,396

Total liabilities and stockholders' equity	$370,485	$241,423

See accompanying notes to consolidated financial statements

CROSSTEX ENERGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002 (Restated)	2001
Revenues:
Midstream	$993,140	$437,432	$362,673
Treating	20,523	14,817	24,353

Total revenues	1,013,663	452,249	387,026

Operating costs and expenses:
Midstream purchased gas	946,412	414,244	344,755
Treating purchased gas	7,568	5,767	18,078
Operating expenses	17,758	11,420	7,761
General and administrative	11,593	7,663	5,583
Stock based compensation	5,345	41	—
Impairments	—	4,175	2,873
(Profit) loss on energy trading activities	(1,905)	(1,657)	3,714
Depreciation and amortization	13,542	7,745	6,208

Total operating costs and expenses	1,000,313	449,398	388,972

Operating (loss) income	13,350	2,851	(1,946)
Other income (expense):
Interest expense, net	(3,103)	(2,381)	(2,253)
Other income (expense)	179	(52)	174

Total other income (expense)	(2,924)	(2,433)	(2,079)

Income before gain on issuance of units by the Partnership, income taxes and interest of non-controlling partners in the Partnership's net income	10,426	418	(4,025)
Gain on issuance of units of the Partnership	18,360	11,781	—
Income tax (provision) benefit	(10,157)	(6,871)	1,294
Interest of non-controlling partners in the Partnership's net income	(5,181)	(99)	—

Net income (loss)	$13,448	$5,229	$(2,731)

Preferred stock dividends	$3,584	$3,021	$1,970

Net income (loss) available to common	$9,864	$2,208	$(4,701)

Basic earnings (loss) per common share	$2.83	$0.59	$(1.25)

Diluted earnings (loss) per common share	$1.10	$0.46	$(1.25)

Weighted-average shares outstanding:
Basic	3,486	3,766	3,766
Diluted	12,271	11,361	3,766

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders' Equity

Years ended December 31, 2003 (Restated), 2002 (Restated) and 2001

(In thousands, except share data)

								Accumulated other Compre- hensive Income
	Preferred Stock		Common Stock							Total Stock- holders' Equity
					Additional Paid-In Capital	Treasury Stock	Retained Earnings		Notes Receivable
	Shares	Amt	Shares	Amt
Balance, December 31, 2000	2,319,375	$24	1,882,772	$19	$41,980	$—	$178	$—	$(2,393)	$39,808
Issuance of preferred stock	581,663	6	—	—	6,934	—	—	—	(1,920)	5,020
Preferred dividends	192,604	2	—	—	1,968	—	(1,970)	—	—	—
Change in notes receivable	—	—	—	—	—	—	—	—	52	52
Net loss	—	—	—	—	—	—	(2,731)	—	—	(2,731)
Cumulative adjustment from adoption of accounting standard	—	—	—	—	—	—	—	(654)	—	(654)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	654	—	654
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	92	—	92

Balance, December 31, 2001	3,093,642	32	1,882,772	19	50,882	—	(4,523)	92	(4,261)	42,241
Issuance of preferred stock	1,000,000	10	—	—	13,990	—	—	—	—	14,000
Preferred dividends	—	—	—	—	—	—	(3,021)	—	—	(3,021)
Change in notes receivable	—	—	—	—	—	—	—	—	(474)	(474)
Stock based compensation	—	—	—	—	41	—	—	—	—	41
Net income (restated)	—	—	—	—	—	—	5,229	—	—	5,229
Non-controlling partners' share of other comprehensive income in the Partnership	—	—	—	—	—	—	—	236	—	236
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	(116)	—	(116)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	(740)	—	(740)

Balance, December 31, 2002 (restated)	4,093,642	42	1,882,772	19	64,913	—	(2,315)	(528)	(4,735)	57,396
Issuance of preferred stock	30,000	—	—	—	400	—	—	—	(360)	40
Treasury stock purchased	—	—	(139,740)	—	—	(2,500)	—	—	—	(2,500)
Non-cash stock based compensation	—	—	—	—	3,621	—	—	—	—	3,621
Preferred dividends	—	—	—	—	—	—	(3,584)	—	—	(3,584)
Change in notes receivable	—	—	—	—	—	—	—	—	(189)	(189)
Net income	—	—	—	—	—	—	13,448	—	—	13,448
Non-controlling partners' share of other comprehensive income in the Partnership	—	—	—	—	—	—	—	298	—	298
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	1,725	—	1,725
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	(989)	—	(989)

Balance, year ended December 31, 2003 (restated)	4,123,642	$42	1,743,032	$19	$68,934	$(2,500)	$7,549	$506	$(5,284)	$69,266

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002 (Restated)	2001
Net income (loss)	$13,448	$5,229	$(2,731)
Cumulative adjustment from adoption of accounting standard	—	—	(654)
Non-controlling partners' share of other comprehensive income in the Partnership	298	236	—
Hedging gains or losses reclassified to earnings	1,725	(116)	654
Adjustment in fair value of derivatives	(989)	(740)	92

Comprehensive income (loss)	$14,482	$4,609	$(2,639)

See accompanying notes to consolidated financial statements

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2003	2002 (Restated)	2001
Cash flows from operating activities:
Net income (loss)	$13,448	$5,229	$(2,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,542	7,745	6,208
Impairments	—	4,175	2,873
(Income) loss on investment in affiliated partnerships	(208)	41	(35)
Gain on issuance of units of the Partnership	(18,360)	(11,781)	—
Interest of non-controlling partners in the Partnership net income	5,181	99	—
Deferred tax	10,103	6,871	(994)
Non-cash stock based compensation	3,967	41	—
Changes in assets and liabilities:
Accounts receivable and accrued revenues	(31,782)	(47,300)	47,165
Prepaid expenses	(1,292)	239	(1,814)
Accounts payable, accrued gas purchased, and other accrued liabilities	40,363	31,926	(65,133)
Fair value of derivatives	(389)	(4,668)	4,573
Other	7,530	2,333	(798)

Net cash provided by (used in) operating activities	42,103	(5,050)	(10,686)

Cash flows from investing activities:
Additions to property and equipment	(39,003)	(14,545)	(22,685)
Asset purchases	(68,124)	(18,785)	(30,003)
Additions to intangibles and other non-current assets	(1,027)	—	—
Distributions from (contributions to) affiliated partnerships	(2,134)	90	153

Net cash used in investing activities	(110,288)	(33,240)	(52,535)

Cash flows from financing activities:
Proceeds from bank borrowings	320,100	384,050	267,131
Payments on bank borrowings	(281,900)	(421,500)	(229,150)
Drafts payable	(17,100)	25,628	1,918
Distribution to non-controlling partners in the Partnership	(5,408)	—	—
Deferred dividends paid	(3,134)	—	—
Debt refinancing and offering costs	(2,200)	—	—
Net proceeds from issuance of units of the Partnership	57,958	39,568	—
Purchase of treasury stock	(2,500)	—	—
Proceeds from sale of common and preferred stock	40	14,000	5,019

Net cash provided by (used in) financing activities	65,856	41,746	44,918

Net increase (decrease) in cash and cash equivalents	(2,329)	3,456	(18,303)
Cash and cash equivalents, beginning of period	3,808	352	18,655

Cash and cash equivalents, end of period	$1,479	$3,808	$352

Cash paid for interest	$3,394	$2,558	$2,720
Cash paid for income taxes	—	—	300
Notes receivable from management for stock issuances	—	—	1,920

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Restated)

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

(2) Restatement of Previously Issued Financial Statements

        In July 2004, we determined that certain clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from the Partnership's accounts payable, accounts receivable and accrued gas purchases resulting in a decrease in the Partnership's net income of $1.7 million. Taking into effect the impact of this change on the Company's income taxes, and gain on issuance of units of the Partnership, this resulted in a decrease in net income of $0.4 million for the Company in 2002. As a result of correcting these errors, we have restated our consolidated statement of operations for the year ended December 31, 2002, our consolidated balance sheets as of December 31, 2003 and 2002, our consolidated statement of cash flows for the year ended December 31, 2002, our consolidated statements of changes in stockholders' equity for the years ended December 31, 2003 and 2002, and our consolidated statement of comprehensive income for the year ended December 31, 2002.

        The effects of the revisions on our consolidated statement of operations for the year ended December 31, 2002 are summarized in the following table (in thousands, except share data):

	Previously Reported	As Restated
Revenues:
Midstream	$437,676	$437,432
Total revenues	452,493	452,249
Operating costs and expenses:
Midstream purchased gas	413,982	414,244
(Profit) loss on energy trading activities	(2,703)	(1,657)
Total operating costs and expenses	448,090	449,398
Operating (loss) income	4,403	2,851
Other income (expense):
Other income (expense)	56	(52)
Total other income (expense)	(2,325)	(2,433)
Gain on issuance of units of the Partnership	11,054	11,781
Income tax (provision) benefit	(7,451)	(6,871)
Net income (loss)	$5,582	$5,229

Basic earnings (loss) per common share	$0.68	$0.59
Diluted earning (loss) per common share	$0.49	$0.46

        The effects of the revisions on our consolidated balance sheets as of December 31, 2003 and 2002 are summarized in the following table (in thousands, except share data):

	Previously Reported		As Restated
	2003	2002	2003	2002
Accounts receivable—Trade	9,491	26,302	10,238	27,049
Total current assets	145,807	113,929	146,554	114,676
Total property and equipment, net	204,890	111,203	204,890	111,203
Total assets	369,738	240,676	370,485	241,423
Accounts payable	4,064	9,200	6,325	11,461
Accrued gas purchases	119,756	74,768	119,900	74,912
Total current liabilities	151,854	123,412	154,259	125,817
Deferred tax liability	19,683	9,023	19,103	8,443
Long-term debt	60,700	22,500	60,700	22,500
Interest of non-controlling partners in the Partnership	67,882	27,540	67,157	26,815
Stockholders' equity:
Convertible preferred stock (7,500,000 authorized shares, $.01 par value, 4,123,642 and 4,093,642 issued and outstanding in 2003 and 2002, respectively, $50,740 liquidation value in 2003)	42	42	42	42
Common stock (4,000,000 shares authorized, $.01 par value, 1,743,032 and 1,882,772 issued and outstanding in 2003 and 2002, respectively	19	19	19	19
Additional paid-in capital	68,934	64,913	68,934	64,913
Retained earnings	7,902	(1,962)	7,549	(2,315)
Treasury stock, at cost (139,740 common shares)	(2,500)	—	(2,500)	—
Accumulated other comprehensive income	506	(528)	506	(528)
Notes receivable from stockholders	(5,284)	(4,735)	(5,284)	(4,735)

Total stockholders' equity	$69,619	$57,749	$69,266	$57,396

        The effects of the revisions on our consolidated statement of changes in stockholders' equity are a decrease in net income of $0.4 million and a corresponding decrease in stockholders' equity of $0.4 million from retained earnings.

        The effects of the revisions on our consolidated statement of cash flows for the year ended December 31, 2002 are summarized in the following table (in thousands):

	Previously Reported	As Restated
Net income (loss)	$5,582	$5,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(46,554)	(47,300)
Accounts payable, accrued gas purchases, and other accrued liabilities	29,521	31,926
Net cash provided by (used in) operating activities	(5,050)	(5,050)
Net cash provided by (used in) investing activities	(33,240)	(33,240)
Net cash provided by (used in) financing activities	41,746	41,746

        There was no net impact on cash flows due to the restatement.

        The effects of the revisions on our consolidated statement of comprehensive income for the year ended December 31, 2002 are summarized in the following table (in thousands):

	Previously Reported	As Restated
Net income (loss)	$5,582	$5,229
Non-controlling partners' share of other comprehensive income in the Partnership	236	236
Hedging gains or losses reclassified to earnings	(116)	(116)
Adjustment in fair value of derivatives	(740)	(740)

Comprehensive income (loss)	$4,962	$4,609

        The stock based compensation in note 3, the income tax information in note 8, the segment information in note 16 and the quarterly financial data in note 17 have been restated to reflect the impact of the correction of the clerical errors.

(3) Significant Accounting Policies

(a)
Management's Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates. See discussion of Enron account receivable in Note 11.

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

(d)
Amortization of Intangibles

        Until January 1, 2002, goodwill was amortized on a straight-line basis over 15 years. Such amortization was $390,000 for the year ended December 31, 2001. The Company discontinued the amortization of goodwill effective January 1, 2002 with the adoption of SFAS No. 142. As of December 31, 2003, accumulated amortization of goodwill was $674,000.

        The following table shows the Company's net earnings excluding goodwill amortization for the year ended December 31, 2001 (in thousands, except per share data).

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

        Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002 (Restated)	2001
Net income (loss), as reported and restated	$13,448	$5,229	$(2,731)
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,474	27	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,636)	(213)	(147)

Pro forma net income (loss)	$13,286	$5,043	$(2,878)

Pro forma net income (loss) per common share (adjusted for the two-for-one stock split made in conjunction with the Company's January 2004 initial public offering):
Basic	$2.78	$0.54	$(1.29)
Diluted	$1.08	$0.44	$(1.29)

        The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

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

No Crosstex Energy, Inc. options were granted in 2003.

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

(4) Public Offerings of Units by CELP and Certain Provisions of the Partnership Agreement

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

(5) Significant Asset Purchases and Acquisitions

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

        Intangible assets relate to customer relationships and will be amortized over seven years. The purchase price allocation is preliminary and may be adjusted for post-closing adjustments. Unaudited pro forma results of operations as if the acquisition from DEFS had been acquired on January 1, 2002 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002 (Restated)
Revenue	$1,119,985	$589,504
Net income	$13,889	$6,513
Net income (loss) per common share—
Basic	$2.96	$0.93
Diluted	$1.13	$0.57

(6) Investment in Limited Partnerships

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

(7) Long-Term Debt

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

        The acquisition facility will be used to finance the acquisition and development of gas gathering, treating, and processing facilities, as well as general partnership purposes. At December 31, 2003, $20.0 million was outstanding under the acquisition facility, leaving approximately $50.0 million available for future borrowings. The acquisition facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the acquisition credit facility may be re-borrowed.

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

(8) Income Taxes

        The Company provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in thousands).

	2003	2002 (Restated)	2001
Current tax provision (benefit)	$54	$—	$(300)
Deferred tax provision (benefit)	10,103	6,871	(994)

	$10,157	$6,871	$(1,294)

        A reconciliation of the provision for income taxes is as follows (in thousands):

	2003	2002 (Restated)	2001
Federal income tax (benefit) at statutory rate	$8,262	$4,235	$(1,409)
Tax basis adjustment in Partnership related to issuance of common units	1,895	2,620	—
Non-deductible expenses (primarily goodwill amortization)	—	16	162
Other	—	—	(47)

Tax provision (benefit)	$10,157	$6,871	$(1,294)

        The principal components of the Company's net deferred tax liability are as follows (in thousands):

	2003 (Restated)	2002 (Restated)
Deferred income tax assets:
Net operating loss carryforward	$3,742	$3,804
Enron reserve	2,386	1,981
Investment in the Partnership	4,179	2,339
Other comprehensive income	—	284

	10,307	8,408
Less: valuation allowance	(4,179)	(2,339)

	6,128	6,069

Deferred income tax liabilities:
Property, plant, equipment, and intangible assets	(24,913)	(14,177)
Other comprehensive income	(273)	—
Other	(45)	(335)

	(25,231)	(14,512)

Net deferred tax liability	$(19,103)	$(8,443)

        At December 31, 2003, the Company had a net operating loss carryforward of approximately $8.4 million. This carry-forward can be utilized to offset future taxable income and does not expire until 2023.

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

(9) Retirement Plans

        The Company sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The Company, as stated within the plan document, will make discretionary contributions at the end of the year. Contributions during 2003, 2002 and 2001 totaled $259,000, $198,000 and $116,000, respectively.

(10) Employee Incentive Plans

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

        The following are the share amounts used to compute the basic and diluted earnings per common share (in thousands):

	Years Ended December 31,
	2003	2002	2001
Basic earnings:
Weighted-average common shares outstanding	3,486	3,766	3,766
Dilutive earnings per unit:
Weighted-average common shares outstanding	3,486	3,766	3,766
Dilutive effect of exercise of options outstanding	573	235	—
Dilutive effect of preferred stock conversion to common shares	8,212	7,360	—

Dilutive common shares	12,271	11,361	3,766

        All outstanding common shares were included in the computation of diluted earnings per common share. Preferred stock was anti-dilutive in the year ended December 31, 2001. Preferred stock was anti-dilutive for periods where the preferred stock dividends exceeded net income.

(11) Fair Value of Financial Instruments

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

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Restated)		(Restated)
Cash and cash equivalents	$1,479	$1,479	$3,808	$3,808
Trade accounts receivable and accrued revenues	134,755	134,755	105,549	105,549
Fair value of derivative assets	4,080	4,080	3,102	3,102
Account receivable from Enron	1,312	1,312	2,468	2,468
Accounts payable, drafts payable and accrued gas purchases	136,671	136,671	113,919	113,919
Long-term debt	60,750	60,750	22,550	22,550
Fair value of derivative liabilities	2,487	2,487	4,458	4,458

        The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of trade accounts receivable includes the reserve for certain Enron receivables (see Note 12).

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

(12) Derivatives

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

(13) Transactions with Related Parties

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

(14) Commitments and Contingencies

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

(15) Capital Stock

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

        In January 2004, the Company made a two-for-one stock split in conjunction with its initial public offering discussed in Note 1(b) and increased the number of authorized common shares to 19,000,000 shares.

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

(16) Segment Information

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

	Midstream	Treating	Totals
	(In thousands)
Year ended December 31, 2003 (restated):
Sales to external customers	$993,140	$20,523	$1,013,663
Intersegment sales	6,893	(6,893)	—
Interest expense	3,040	63	3,103
Stock based compensation	4,276	1,069	5,345
Depreciation and amortization	10,600	2,942	13,542
Segment profit	8,900	1,526	10,426
Segment assets (restated)	327,186	43,299	370,485
Capital expenditures	28,728	10,275	39,003
Year ended December 31, 2002 (restated):
Sales to external customers (restated)	$437,432	$14,817	$452,249
Intersegment sales	4,073	(4,073)	—
Interest expense	2,039	342	2,381
Impairments	—	4,175	4,175
Depreciation and amortization	5,738	2,007	7,745
Segment profit (loss) (restated)	1,474	(1,055)	419
Segment assets (restated)	206,393	35,031	241,424
Capital expenditures	11,154	3,391	14,545
Year ended December 31, 2001:
Sales to external customers	$362,673	$24,353	$387,026
Intersegment sales	10,633	(10,633)	—
Interest expense	1,840	413	2,253
Impairments	2,873	—	2,873
Depreciation and amortization	4,611	1,597	6,208
Segment profit (loss)	(4,714)	689	(4,025)
Segment assets	139,129	32,240	171,369
Capital expenditures	6,484	16,201	22,685

(17) Quarterly Financial Data (Unaudited)

        Summarized unaudited quarterly financial data is presented below.

Previously Reported:

	First		Second	Third		Fourth		Total
	(In thousands, except per share amounts)
2003:
Revenues	$250,570		$229,252	$283,198		$250,643		$1,013,663
Operating income	605		3,631	4,047		5,067		13,350
Net income	30		1,091	11,376	(2)	951		13,448
Basic earnings per common share	(0.25)		0.05	3.01		0.02		2.83
Diluted earnings per common share	(0.25)		0.05	0.92		0.02		1.10
2002:
Revenues	$80,993		$126,480	$114,611		$130,409		$452,493
Operating income(1)	4,681		5,468	6,182		5,934		22,265
Net income (loss)	(119	)(3)	189	1,028		4,484	(4)	5,582
Basic earnings per common share	(0.19)		(0.13)	0.04		0.96		0.68
Diluted earnings per common share	(0.19)		(0.13)	0.04		0.37		0.49

As Restated(5):

	First		Second	Third		Fourth		Total
	(In thousands, except per share amounts)
2003:
Revenues	$250,570		$229,252	$283,198		$250,643		$1,013,663
Operating income	605		3,631	4,047		5,067		13,350
Net income	30		1,091	11,376	(2)	951		13,448
Basic earnings per common share	(0.25)		0.05	3.01		0.02		2.83
Diluted earnings per common share	(0.25)		0.05	0.92		0.02		1.10
2002:
Revenues	$80,811		$126,418	$114,611		$130,409		$452,249
Operating income (loss)	137		(26)	2,068		672		2,851
Net income (loss)	(362	)(3)	(599)	1,028		5,162	(4)	5,229
Basic earnings per common share	(0.29)		(0.45)	0.04		1.29		0.59
Diluted earnings per common share	(0.29)		(0.45)	0.04		0.47		0.46

(1)
As previously reported, operating income was calculated as revenues less purchased gas costs less operating expenses. As restated, these numbers reflect those shown on the operating (loss) income line on the consolidated statement of operations to conform with the 2003 presentation.

(2)
Included in the 2003 third quarter results is a $18.4 million (before taxes) gain related to the issuance of additional common units in the Partnership's September 2003 follow-on offering.

(3)
Included in the 2002 first quarter results is an impairment charge of $3.2 million related to the impairment of certain intangibles related to gas plants.

(4)
Included in the 2002 fourth quarter results is an impairment of $1.0 million related to the impairment of certain intangibles related to gas plants and an $11.8 million (before taxes) gain related to the issuance of additional common units in the Partnership's 2002 offering of common units.

(5)
Restated to reflect the correction of clerical errors that resulted in certain reconciling items relating to 2002 not being properly cleared. See note 2 to the consolidated financial statements. The adjustments resulted in a reduction in net income for the year ended December 31, 2002 by $0.4 million and a reduction in stockholders' equity as of December 31, 2002 and 2003 by $0.4 million.

SCHEDULE I

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	December 31,
	2003 (Restated)	2002 (Restated)
Assets
Current assets:
Cash and cash equivalents	$1,313	$2,500
Federal income tax refund receivable	—	400
Prepaid expenses and other	75	—

Total current assets	1,388	2,900

Investment in the Partnership	88,748	62,311
Investment in subsidiary	7,459	8,488
Other non-current assets	465	—

Total assets	$98,060	$73,699

Liabilities and Stockholders' Equity
Current liabilities:
Accrued taxes payable	$—	$—
Preferred dividend payable	3,471	3,021
Payable to the Partnership	886	104
Other accrued liabilities	50	—

Total current liabilities	4,407	3,125

Deferred tax liability	19,103	8,443
Stockholders' equity:
Convertible preferred stock	42	42
Common stock	19	19
Additional paid-in capital	68,934	64,913
Retained earnings	7,549	(2,315)
Treasury stock, at cost	(2,500)	—
Accumulated other comprehensive income	506	(528)

Total stockholders' equity	74,550	62,131

Total liabilities and stockholders' equity	$98,060	$73,699

See "Notes to Consolidated Financial Statements" of Crosstex Energy, Inc. included in this report.

Schedule I (continued)

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002 (Restated)	2001
Operating income and expenses:
Income (loss) from investment in the Partnership	$10,045	$245	$(4,025)
(Loss) from investment in subsidiary	(1,252)	(11)	—
General and administrative	(3,542)	(150)	—

Operating income (loss)	5,251	84	(4,025)

Other income (expense):
Interest income	(6)	335	—
Other expense	—	(100)	—
Gain on issuance of units in the Partnership	18,360	11,781	—
Income tax provision benefit (expense)	(10,157)	(6,871)	1,294

Total other income and expense	8,197	5,145	1,294

Net income (loss)	$13,448	$5,229	$(2,731)

Earnings (loss) per share:
Basic	$2.83	$0.59	$(1.25)

Diluted	$1.10	$0.46	$(1.25)

See "Notes to Consolidated Financial Statements" of Crosstex Energy, Inc. included in this report.

Schedule I (continued)

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOW

(In thousands)

	Years Ended December 31,
	2003	2002 (Restated)	2001
Cash flows from operating activities:
Net income (loss)	$13,448	$5,229	$(2,731)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
(Income) loss from investment in the Partnership	(10,045)	(245)	4,025
(Income) loss from investment in subsidiary	1,252	11	—
Deferred taxes	10,103	6,871	(994)
Stock-based compensation	—	41	—
Gain on issuance of units in the Partnership	(18,360)	(11,781)	—
Changes in assets and liabilities:
Accounts receivable	400	—	(400)
Prepaid expenses and other	(539)	299	(198)
Accounts payable and other accrued liabilities	780	48	(200)

Net cash provided by (used in) operating activities	(2,961)	473	(498)

Cash flows from investing activities:
Investment in the Partnership	(1,263)	(14,000)	(4,964)
Distributons from the Partnership	9,872	2,500	442
Investment in subsidiary	137	—	—

Net cash provided by (used in) investing activities	8,746	(11,500)	(4,522)

Cash flows from financing activities:
Issuance of preferred stock	40	14,000	5,020
Increase in shareholder note receivables	—	(473)	—
Dividends due to shareholders	(3,134)	—	—
Redemptions of stock options for cash	(1,378)	—	—
Purchase of treasury stock	(2,500)	—	—

Net cash provided by (used in) financing activities	(6,972)	13,527	5,020

Net increase (decrease) in cash	(1,187)	2,500	—
Cash, beginning of year	2,500	—	—

Cash, end of year	$1,313	$2,500	$—

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