Form 10-Q/A
period 2004-03-31
CROSSTEX ENERGY INC
filed 2004-08-20
CIK 1209821

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

CROSSTEX ENERGY, INC.
FORM 10-Q/A
INTRODUCTORY NOTE

        This Amendment No. 1 to quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which was originally filed on May 7, 2004 ("Original Form 10-Q"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1 and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of correcting these errors, we have restated our consolidated balance sheets as of December 31, 2003 and March 31, 2004 and our consolidated statements of changes in stockholders' equity as of March 31, 2004 and December 31, 2003. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. The net effect of the adjustments resulted in a reduction in stockholders' equity and working capital as of December 31, 2003 and March 31, 2004 by $0.4 million. In addition, we have restated our fully diluted weighted average shares outstanding from 11,672 to 12,759 and our fully diluted earnings per share from $0.19 to $0.17 for the three months ended March 31, 2004 due to a mathematical error in the calculation of fully diluted weighted average shares outstanding related to the conversion of preferred stock to common stock in connection with our initial public offering. Please read note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

        This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include, among others, the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-Q.

TABLE OF CONTENTS

Item		Page
	DESCRIPTION
PART I—FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	3
4.	CONTROLS AND PROCEDURES	19
PART II—OTHER INFORMATION
6.	EXHIBITS AND REPORTS ON FORM 8-K	20

CROSSTEX ENERGY, INC.

Consolidated Balance Sheets
(In thousands)

	March 31, 2004 (Restated)	December 31, 2003 (Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,344	$1,479
Accounts receivable:
Trade	12,937	10,238
Accrued revenues	125,504	124,517
Imbalances	378	447
Related party	120	617
Note receivable	747	535
Other	2,850	2,628
Fair value of derivative assets	6,118	4,080
Prepaid expenses and other	1,909	2,013

Total current assets	164,907	146,554

Property and equipment:
Transmission assets	109,952	99,650
Gathering systems	27,825	27,990
Gas plants	92,130	88,395
Other property and equipment	3,842	3,743
Construction in process	7,927	9,863

Total property and equipment	241,676	229,641
Accumulated depreciation	(28,771)	(24,751)

Total property and equipment, net	212,905	204,890

Account receivable from Enron (net allowance of $6,931)	1,312	1,312
Intangible assets, net	5,126	5,366
Goodwill, net	6,164	6,164
Investment in limited partnerships	430	2,560
Other assets, net	2,829	3,639

Total assets	$393,673	$370,485

Liabilities and Stockholders' Equity
Current liabilities:
Drafts payable	$17,914	$10,446
Accounts payable	10,074	6,325
Accrued gas purchases	119,684	119,900
Accounts payable—related party	—	448
Preferred dividends payable	—	3,471
Accrued imbalances payable	212	212
Fair value of derivative liabilities	3,406	2,487
Current portion of long-term debt	50	50
Other current liabilities	7,585	10,920

Total current liabilities	158,925	154,259

Deferred tax liability	20,541	19,103
Long-term debt	62,700	60,700
Interest of non-controlling partners in the Partnership	69,485	67,157
Stockholders' equity	82,022	69,266

Total liabilities and stockholders' equity	$393,673	$370,485

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Midstream	$318,214	$245,315
Treating	7,144	5,255

Total revenues	325,358	250,570

Operating costs and expenses:
Midstream purchased gas	302,876	237,408
Treating purchased gas	1,376	2,416
Operating expenses	6,225	3,234
General and administrative	3,865	2,000
Stock based compensation	209	2,504
(Profit) loss on energy trading activities	(421)	(107)
Loss on sale of property	296	—
Depreciation and amortization	4,418	2,510

Total operating costs and expenses	318,844	249,965

Operating income	6,514	605
Other income (expense):
Interest expense, net	(1,117)	(338)
Other income	92	38

Total other income (expense)	(1,025)	(300)

Income before income taxes and non-controlling partners in the Partnership's net income	5,489	305
Income tax expense	(1,182)	(17)
Interest of non-controlling partners in the Partnership's net income	(2,110)	(257)

Net income	$2,197	$31

Preferred dividends	$132	$917

Net income (loss) available to common shareholders	$2,065	$(886)

Basic earnings (loss) per common share	$0.19	$(0.25)

Diluted earnings (loss) per common share (2004-Restated)	$0.17	$(0.25)

Weighted average shares outstanding:
Basic	10,946	3,486

Diluted (2004-Restated)	12,759	3,486

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders' Equity
Three Months ended March 31, 2004
(In thousands)

(Unaudited)

								Accumulated other Compre- hensive Income
	Preferred Stock		Common Stock							Total Stock- holders' Equity
					Additional Paid-In Capital	Treasury Stock	Retained Earnings		Notes Receivable
	Shares	Amt	Shares	Amt
Balance, December 31, 2003 (as previously reported)	4,123,642	$42	1,743,032	$19	$68,934	$(2,500)	$7,902	$506	$(5,284)	$69,619
Restatement adjustments	—	—	—	—	—	—	(353)	—	—	(353)
Balance, December 31, 2003 (restated)	4,123,642	$42	1,743,032	$19	$68,934	$(2,500)	$7,549	$506	$(5,284)	$69,266
Conversion of preferred to common	(4,123,642)	(42)	4,123,642	40	2	—	—	—	—	—
Cancellation of Treasury stock	—	—	—	—	(2,500)	2,500	—	—	—	—
Two-for-one common stock split	—	—	5,866,674	59	(59)	—	—	—	—	—
Issuance of common stock in public equity offering, net of offering costs	—	—	345,900	3	5,204	—	—	—	—	5,207
Preferred dividends	—	—	—	—	—	—	(132)	—	—	(132)
Repayment of notes receivable	—	—	—	—	—	—	—	—	4,910	4,910
Stock based compensation	—	—	—	—	99	—	—	—	—	99
Net income	—	—	—	—	—	—	2,197	—	—	2,197
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	(271)	—	(271)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	746	—	746

Balance, March 31, 2004 (restated)	—	$—	12,079,248	$121	$71,680	$—	$9,614	$981	$(374)	$82,022

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

        Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income would have been as follows (in thousands, except per unit amounts):

	Three months ended March 31,
	2004	2003
Net income, as reported	$2,197	$31
Add: Stock-based employee compensation expense included in reported net income	76	1,115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(99)	(1,166)

Pro forma net income	$2,174	$(20)

Net income per common share, as reported:
Basic	$0.19	$(0.25)
Diluted (2004-Restated)	$0.17	$(0.25)
Pro forma net income per common share:
Basic	$0.19	$(0.27)
Diluted (2004-Restated)	$0.17	$(0.27)

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

        The following are the common share amounts used to compute the basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Basic earnings per unit:
Weighted average limited partner units outstanding	10,946	3,486
Diluted earnings per unit (2004-Restated):
Weighted average limited partner units outstanding	10,946	3,486
Dilutive effect of exercise of options outstanding	726	—
Dilutive effect of preferred stock conversion to common shares	1,087	—

Diluted units	12,759	3,486

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

(2) Restatement of Previously Issued Financial Statements

        In July 2004, we determined that certain clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from the Partnership's accounts payable, accounts receivable and accrued gas purchases resulting in a decrease in the Partnership's net income of $1.7 million for the year ended December 31, 2002. Taking into effect the impact of this change on the Company's income taxes, and gain on issuance of units of the Partnership, this resulted in a decrease in net income of $0.4 million for the Company in 2002. As a result of correcting these errors, we have restated our consolidated balance sheets as of March 31, 2004 and December 31, 2003 and our consolidated statements of changes in stockholders' equity as of March 31, 2004 and December 31, 2003.

        The effects of the revisions on our consolidated balance sheets as of March 31, 2004 and December 31, 2003 are summarized in the following table (dollars in thousands):

	Previously Reported		As Restated
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Accounts receivable—Trade	12,190	9,491	12,937	10,238
Total current assets	164,160	145,807	164,907	146,554
Total property and equipment, net	212,905	204,890	212,905	204,890
Total assets	392,926	369,738	393,673	370,485
Accounts payable	7,813	4,064	10,074	6,325
Accrued gas purchases	119,540	119,756	119,684	119,900
Total current liabilities	156,520	151,854	158,925	154,259
Deferred tax liability	21,121	19,683	20,541	19,103
Interest in non-controlling partners in Partnership	70,210	67,882	69,485	67,157
Stockholders' equity	82,375	69,619	82,022	69,266
Total liabilities and stockholders' equity	392,926	369,738	393,673	370,485

        The effect of the revisions on our consolidated statement of changes in stockholders' equity is a decrease in equity of $0.4 million in retained earnings.

        There was no impact on cash flows due to the restatement.

        The segment information in note 9 has been restated to reflect the impact of the correction of the clerical errors.

        In addition, the Company restated its fully diluted weighted average shares outstanding from 11,672 to 12,759 and it's fully diluted earnings per share from $0.19 to $0.17 for the three months ended March 31, 2004 due to a mathematical error in the calculation of fully diluted weighted average shares outstanding related to the conversion of the preferred stock to common stock in connection with the Company's initial public offering.

(3) Significant Asset Purchases and Acquisitions

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

(4) Investment in Limited Partnerships and Note Receivable

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

(5) Long-Term Debt

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

(6) Derivatives

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

(7) Transactions with Related Parties

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

(8) Commitments and Contingencies

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

(9) Segment Information

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

	Midstream	Treating	Totals
	(in thousands)
Three months ended March 31, 2004:
Sales to external customers	$318,214	$7,144	$325,358
Inter-segment sales	1,425	(1,425)	—
Interest expense	1,093	24	1,117
Stock-based compensation expense	167	42	209
Depreciation and amortization	3,560	858	4,418
Segment profit (loss)	5,106	383	5,489
Segment assets (restated)	349,022	44,651	393,673
Capital expenditures	4,347	3,704	8,051
Three months ended March 31, 2003:
Sales to external customers	$245,315	$5,255	$250,570
Inter-segment sales	1,504	(1,504)	—
Interest expense	331	7	338
Stock-based compensation expense	2,003	501	2,504
Depreciation and amortization	1,895	615	2,510
Segment profit (loss)	(4)	309	305
Segment assets (restated)	319,031	10,286	329,317
Capital expenditures	2,691	1,923	4,614

(10) Subsequent Event

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

Item 4. Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, to the extent and in the case described in the following paragraph, our disclosure controls and procedures were not effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        In July 2004, we determined during the course of internal reviews that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. We identified these errors and promptly brought them to the attention of our audit committee and auditors. As a result of correcting these errors, in this quarterly report on Form 10-Q/A, we have restated our consolidated balance sheets as of December 31, 2003 and March 31, 2004 and our consolidated statements of changes in stockholders' equity as of March 31, 2004 and December 31, 2003. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. These errors resulted from a deficiency in the procedures to reconcile the detail accounts receivable and accounts payable subledgers to the general ledger. Our independent auditors, KPMG LLP, have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness as defined in Statements of Auditing Standards No. 60. In light of the discovery of these errors, we have implemented new procedures for reconciling subledgers to the general ledger and disposition and resolution of reconciling items on a timely basis. Management believes that controls are now in place to ensure that similar errors do not occur again.

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description
3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.'s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)
3.2	—	Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.2 to Crosstex Energy, Inc.'s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.5	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 29, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q, file No. 000-50067, filed on May 7, 2004)
3.6	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q, file No. 000-50067, filed on May 7, 2004)
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed November 4, 2002)
3.5	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q, file No. 000-50067, filed on May 7, 2004)
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.'s Registration Statement, file No. 333-97779, filed August 7, 2002)
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 to Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.'s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.12		—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.13		—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.14		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.15		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.16		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
4.1		—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.'s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
10.1		—	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2004, by and among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties (incorporated by reference from Exhibit 10.1 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q, file No. 000-50067, filed on May 7, 2004)
10.2		—	Letter Amendment No. 1 to Master Shelf Agreement, dated as of April 1, 2004, among Crosstex Energy Services, L.P., Prudential Investment Management, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company (incorporated by reference from Exhibit 10.2 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q, file No. 000-50067, filed on May 7, 2004)
21.1	*	—	List of Subsidiaries
31.1	**	—	Certification of the principal executive officer
31.2	**	—	Certification of the principal financial officer
32.1	**	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350

*
Previously filed.
**
Filed herewith.

(b)
Reports on Form 8-K

        On February 27, 2004, Crosstex Energy, Inc. filed a Current Report, items 7 and 12, on Form 8-K, which included its press release as Exhibit 99.1 announcing its financial results for the three and twelve month periods ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August 2004.

CROSSTEX ENERGY, INC.
By:	/s/ WILLIAM W. DAVIS William W. Davis, Executive Vice President and Chief Financial Officer

QuickLinks

CROSSTEX ENERGY, INC. FORM 10-Q/A INTRODUCTORY NOTE
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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES