Form 10-Q
period 2004-06-30
CROSSTEX ENERGY INC
filed 2004-08-20
CIK 1209821

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2004
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
(Zip Code)

(214) 953-9500
(Registrant’s telephone number, including area code)

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

As of July 30, 2004, the Registrant had  12,125,791 shares of common stock outstanding.

GLOSSARY OF TERMS

As generally used in the energy industry and in this document, the following terms have the following meanings:

/d—per day
MMBtu—million British thermal units.

CROSSTEX ENERGY, INC.
Consolidated Balance Sheets
(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$13,743	$1,479
Accounts receivable:
Trade	15,090	10,238
Accrued revenues	201,401	124,517
Imbalances	494	447
Related party	50	617
Note receivable	677	535
Other	2,445	2,628
Fair value of derivative assets	7,569	4,080
Prepaid expenses and other	4,926	2,013
Total current assets	246,395	146,554
Property and equipment	340,053	229,641
Accumulated depreciation	(33,648)	(24,751)
Total property and equipment, net	306,405	204,890
Account receivable from Enron (net allowance of $6,931)	1,312	1,312
Intangible assets, net	5,886	5,366
Goodwill, net	6,164	6,164
Investment in limited partnerships	410	2,560
Other assets, net	3,920	3,639
Total assets	$570,492	$370,485
Liabilities and Stockholders’ Equity
Current liabilities:
Drafts payable	$26,983	$10,446
Accounts payable	4,589	6,325
Accrued gas purchases	202,185	119,900
Accounts payable—related party	213	448
Preferred dividends payable	—	3,471
Accrued imbalances payable	1,558	212
Fair value of derivative liabilities	3,369	2,487
Current portion of long-term debt	50	50
Other current liabilities	21,203	10,920
Total current liabilities	260,150	154,259
Deferred tax liability	35,250	19,103
Long-term debt	124,650	60,700
Fair value of derivative liabilities	25	—
Interest of non-controlling partners in the Partnership	69,192	67,157
Stockholders’ equity	81,225	69,266
Total liabilities and stockholders’ equity	$570,492	$370,485

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Operations  (Continued)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Midstream	$507,744	$224,030	$825,957	$469,345
Treating	7,568	5,222	14,712	10,477
Total revenues	515,312	229,252	840,669	479,822
Operating costs and expenses:
Midstream purchased gas	485,212	214,071	788,088	451,479
Treating purchased gas	1,487	2,035	2,863	4,451
Operating expenses	10,327	3,360	16,552	6,594
General and administrative	4,993	2,672	8,856	4,672
Stock based compensation	270	568	479	3,072
(Profit) loss on energy trading activities	(826)	230	(1,246)	123
Loss (gain) on sale of property	(22)	—	274	—
Depreciation and amortization	5,921	2,686	10,339	5,196
Total operating costs and expenses	507,362	225,622	826,205	475,587
Operating income	7,950	3,630	14,464	4,235
Other income (expense):
Interest expense, net	(2,180)	(393)	(3,297)	(731)
Other income	112	(39)	204	(1)
Total other income (expense)	(2,068)	(432)	(3,093)	(732)
Income before income taxes and non-controlling partners in the Partnership’s net income	5,882	3,198	11,371	3,503
Income tax expense	(1,365)	(588)	(2,547)	(605)
Interest of non-controlling partners in the Partnership’s net income	(2,101)	(1,519)	(4,211)	(1,776)
Net income	$2,416	$1,091	$4,613	$1,122
Preferred dividends	—	$916	$132	$1,833
Net income (loss) available to common shareholders	$2,416	$175	$4,481	$(711)
Basic earnings (loss) per common share	$0.20	$0.05	$0.39	$(0.20)
Diluted earnings (loss) per common share	$0.19	$0.05	$0.36	$(0.20)
Weighted average shares outstanding:
Basic	12,096	3,486	11,521	3,486
Diluted	12,830	3,486	12,796	3,486

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Six Months ended June 30, 2004
(Dollars in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Retained	Accumu- lated other Compre- hensive	Notes	Total Stock- holders’
	Shares	Amt	Shares	Amt	Capital	Stock	Earnings	Income	Receivable	Equity
Balance, December 31, 2003 (Restated)	4,123,642	$42	1,743,032	$19	$68,934	$(2,500)	$7,549	$506	$(5,284)	$69,266
Conversion of preferred to common	(4,123,642)	(42)	4,123,642	40	2	—	—	—	—	—
Cancellation of Treasury stock	—	—	—	—	(2,500)	2,500	—	—	—	—
Two-for-one common stock split	—	—	5,866,674	59	(59)	—	—	—	—	—
Issuance of common stock in public equity offering, net of offering costs	—	—	345,900	3	4,794	—	—	—	—	4,797
Proceeds from exercise of stock options	—	—	27,156		155	—	—	—	—	155
Preferred dividends	—	—	—	—	—	—	(132)	—	—	(132)
Dividends paid	—	—	—	—	—	—	(3,627)	—	—	(3,627)
Repayment of notes receivable	—	—	—	—	—	—	—	—	4,906	4,906
Stock based compensation	—	—	—	—	233	—	—	—	—	233
Net income	—	—	—	—	—	—	4,613	—	—	4,613
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	(510)	—	(510)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	1,524	—	1,524
Balance, June 30, 2004	—	$—	12,106,404	$121	$71,559	$—	$8,403	$1,520	$(378)	$81,225

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Net income	$4,613	$1,122
Hedging gains or losses reclassified to earnings	(510)	428
Adjustment in fair value of derivatives	1,524	(878)
Comprehensive income	$5,627	$672

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,613	$1,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,339	5,196
Loss on investment in affiliated partnerships	(200)	—
Interest of non-controlling partners in the Partnership’s net income	4,211	1,776
Deferred tax expense	2,377	605
Loss on sale of property	274	—
Non-cash stock based compensation	431	352
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	(36,094)	(35,674)
Prepaid expenses	(2,499)	(2,180)
Accounts payable, accrued gas purchases, and other accrued liabilities	39,939	58,174
Risk management activities	179	12
Other	424	2,629
Net cash provided by operating activities	23,994	32,012
Cash flows from investing activities:
Additions to property and equipment	(15,284)	(16,029)
Asset purchases	(73,013)	(67,325)
Proceeds from sale of property	226	—
Additions to intangibles and other non-current assets	(145)	(1,237)
Distributions from (investments in) affiliated partnerships	(48)	(767)
Net cash used in investing activities	(88,264)	(85,358)
Cash flows from financing activities:
Proceeds from borrowings	276,000	236,600
Payments on borrowings	(212,050)	(160,400)
Increase (decrease) in drafts payable	16,537	(17,785)
Net proceeds from public equity offering	5,262	—
Proceeds from exercise of stock options	155	—
Common dividends paid	(3,627)	—
Preferred dividends paid	(3,603)	(2,414)
Debt refinancing and offering costs	(1,091)	(1,012)
Repayment of shareholder notes	4,906	—
Proceeds from exercise of Partnership unit options	308	—
Treasury stock purchased	—	(2,500)
Distributions to non-controlling partners in the Partnership	(6,263)	(1,325)
Net cash provided by financing activities	76,534	51,164
Net increase (decrease) in cash and cash equivalents	12,264	(2,182)
Cash and cash equivalents, beginning of period	1,479	3,808
Cash and cash equivalents, end of period	$13,743	$1,626
Cash paid for interest	$2,778	$753

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements
June 30, 2004
(Unaudited)

(1) General

Unless the context requires otherwise, references to “we”,”us”,”our”, “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

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

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority-owned subsidiaries, including Crosstex Energy, L.P. (herein referred to as “the Partnership” or “CELP”), a publicly traded master limited partnership.

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2003.

(a)    Initial Public Offering

On January 12, 2004 the Company completed an initial public offering of its common stock. In conjunction with the public offering, the Company converted all of its preferred stock to common stock, cancelled its treasury stock and made a two-for-one stock split, affected in the form of a stock dividend. The Company’s existing shareholders sold 2,306,000 common shares (on a post-split basis) and the Company issued 345,900 common shares (on a post-split basis) at a public offering price of $19.50 per common share. The Company received net proceeds of approximately $4.8 million from the common stock issuance. The Company’s existing stockholders also repaid approximately $4.9 million in stockholder notes receivable in connection with the public offering.

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

Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,416	$1,091	$4,613	$1,122
Add: Stock-based employee compensation expense included in reported net income*	99	253	175	1,368
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(120)	(299)	(220)	(1,464)
Pro forma net income	$2,395	$1,045	$4,568	$1,026
Net income per common share, as reported:
Basic	$0.20	$0.05	$0.39	($0.20)
Diluted	$0.19	$0.05	$0.36	($0.20)
Pro forma net income per common share:
Basic	$0.20	$0.04	$0.39	($0.23)
Diluted	$0.19	$0.04	$0.36	($0.23)

*                    Net of taxes and minority interest

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for CELP unit and Company common stock grants in 2004:

	Crosstex Energy, Inc.	Crosstex Energy, L.P.
Options granted	33,636	356,779
Weighted average dividend yield	5.8%	6.5%
Weighted average expected volatility	28%	24%
Weighted average risk free interest rate	3.14%	3.09%
Weighted average expected life	5	5
Contractual life	10	10
Weighted average of fair value of unit options granted	$3.77	$3.09

The Company granted options to its directors in 2004 in connection with its initial public offering.

The Company modified certain outstanding options attributable to its shares of common stock in the first quarter of 2003, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of the options. The total number of CEI options which were modified was approximately 364,000. These modified options have been accounted for using variable accounting as of the option modification date. The Company accounted for the modified options as variable options until the holders elected to cash out the options or the election to cash out the options lapsed. The Company payed the intrinsic value of the options for the holders who elected to cash out their options. December 31,

2003 was the last valuation date that a holder of modified options could elect the cash-out alternative.   Beginning in the first quarter of 2003, the Company recognized stock compensation expense based on the estimated fair value at period end of the modified options. The Company recognized stock-based compensation expense of approximately $0.6 million and $3.1 million related to the variable options for the three and six months ended June 30, 2003, respectively. Effective January 1, 2004, the remaining modified options are accounted for as fixed options.

In February 2004, 75,000 restricted shares in the Company were issued to senior management under its long-term incentive plan with an intrinsic value of $.2.2 million. In February 2004, 1,406 restricted units with an intrinsic value of $29,000 were issued to a director, at his election, for his 2004 annual director fee as a director for the Partnership. These restricted units vest over a five-year period and the intrinsic value of the units is amortized into stock based compensation expense over the vesting period.

(c)      Earnings per Share and Anti-Dilutive Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and 2003. The computation of diluted earnings per share further assumes the dilutive effect of common share options.

In conjunction with the Company’s initial public offering, the Company affected a two-for-one split. All share amounts for prior periods presented herein have been restated to reflect this stock split.

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	12,096	3,486	11,521	3,486
Diluted earnings per share:
Weighted average shares outstanding	12,096	3,486	11,521	3,486
Dilutive effect of exercise of options outstanding	734	—	731	—
Dilutive effect of preferred stock conversion to common shares	—	—	544	—
Diluted shares	12,830	3,486	12,796	3,486

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

(2) Restatement of Previously Issued Financial Statements

In July 2004, we determined that clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from the Partnership’s accounts payable, accounts receivable and accrued gas purchases resulting in a decrease in the Partnership’s net income of $1.7 million for the year ended December 31, 2002. Taking into effect the impact of this change on the Company’s income taxes and gain on issuance of units of the Partnership, this resulted in a decrease in net income of $0.4 million for the Company in 2002. As a result of correcting these errors, we have restated our consolidated balance sheet and consolidated statements of changes in stockholders’ equity for the year ended December 31, 2003.

(3) Significant Asset Purchases and Acquisitions

On April 1, 2004, the Partnership acquired through its wholly-owned subsidiary Crosstex Louisiana Energy, L.P., the LIG Pipeline Company and its subsidiaries (LIG Inc., Louisiana Intrastate Gas Company, L.L.C., LIG Chemical Company, LIG Liquids Company, L.L.C. and Tuscaloosa Pipeline Company) (collectively, “LIG”) from American Electric Power (“AEP”) in a negotiated transaction for $73.0 million. LIG consists of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to south and southeast Louisiana. The Partnership financed the acquisition through borrowings under its amended bank credit facility. The Partnership has accounted for this acquisition as a business combination in accordance with SFAS No. 141, Business Combinations.  The Partnership financed the acquisition in April through borrowings under its amended bank credit facility.

We have utilized the purchase method of accounting for this acquisition with an acquisition date of April 1, 2004. The purchase price and our preliminary allocation thereof are as follows (in thousands):

Cash paid to AEP	$69,898
Lease obligations bought out	671
Transaction costs	2,444
Total Purchase Price	$73,013
Assets acquired:
Current assets	$45,172
Property plant & equipment	92,027
Intangibles	1,000
Liabilities assumed:
Current liabilities	(51,962)
Deferred tax liability	(13,224)
Total Purchase Price	$73,013

The purchase price allocation for the LIG acquisition has not been finalized because the post closing settlement has not been completed and the Partnership’s valuation consultant has not issued its report related to the purchase price allocation. The new entities the Partnership formed to acquire LIG Pipeline Company and its subsidiaries are treated as taxable corporations for income tax purposes.   A deferred tax liability of $13,224,000 was recorded at the acquisition date.  The deferred tax liability represents future taxes payable on the difference between the purchase price and tax basis of the net assets acquired based on our preliminary purchase price allocation.

On June 30, 2003, the Partnership completed the acquisition of certain assets from Duke Energy Field Services, L.P. (“DEFS”) for $68.1 million, including the effect of certain purchase price adjustments. The assets acquired included:  the Mississippi pipeline system, a 12.4% interest in the Seminole gas processing plant, the Conroe gas plant and gathering system and the Alabama pipeline system. The Partnership has accounted for this acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. We have utilized the purchase method of accounting for this acquisition with an acquisition date of June 30, 2003.

Operating results for the DEFS assets have been included in the Statements of Operations since June 30, 2003, and operating results for the LIG assets have been included in the statements of operations since April 1, 2004. The following unaudited pro forma results of operations assumes that the DEFS acquisition and the LIG acquisition occurred on January 1, 2003 are as follows (in thousands, except per share amounts):

	Unaudited Pro Forma
	Three Months
	Ended June 30	Six Months Ended June 30
	2003	2004	2003
Revenue	$478,636	$1,075,248	$987,166
Net income	$514	$4,196	$(504)
Net income per common share:
Basic	$(0.12)	$0.35	$(0.67)
Diluted	$(0.12)	$0.32	$(0.67)

(4) Investment in Limited Partnerships and Note Receivable

The Partnership owns a 7.86% weighted average interest as the general partner in the five gathering systems of Crosstex Pipeline Partners, L.P. (CPP), a 20.31% interest as a limited partner in CPP, 50% interest in the J.O.B. J.V. and a 50% interest in CDC. In January 2004, the Company began consolidating its investment in CDC pursuant to FIN No. 46R. The Company accounts for its investments in J.O.B.J.V. and CPP under the equity method, as it exercises significant influence in operating decisions as a general partner in CPP and as a 50% owner in the joint venture. Under this method, the Company carries its investments at cost and records its equity in net earnings of the affiliated partnerships as income in other income (expense) in the consolidated statement of operations, and distributions received from them are recorded as a reduction in the Company’s investment in the affiliated partnership.

In connection with the formation of CDC, the Partnership agreed to loan the CDC Partner up to $1.5 million for their initial capital contribution. The loan bears interest at an annual rate of prime plus 2%. CDC makes payments directly to the Partnership attributable to CDC Partner’s 50% share of distributable cash flow to repay the loan. Any balance remaining on the note is due in August 2007. The current portion of loan receivable of $677,000 from the CDC Partner is included in current notes receivable as of June 30, 2004. The remaining balance of $932,000 is included in other non-current assets as of June 30, 2004.

(5) Long-Term Debt

As of June 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Acquisition credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at June 30, 2004 and December 31, 2003 were 4.25% and 2.92%, respectively	$9,000	$20,000
Senior secured notes, weighted average interest rate of 6.95% and 6.93%, respectively	115,000	40,000
Note payable to Florida Gas Transmission Company	700	750
	124,700	60,750
Less current portion	(50)	(50)
Debt classified as long-term	$124,650	$60,700

In conjunction with the April 2004 acquisition of the LIG Pipeline Company and its subsidiaries discussed in Note (3), the Partnership amended its bank credit facility to increase the borrowing base under its senior secured revolving acquisition facility from $70 million to $100 million and to increase the borrowing base under its senior secured revolving credit working capital and letter of credit facility from $50 million to $100 million. Additionally, the current ratio covenant was eliminated under this amendment. In June 2004, the bank credit facility was further amended allowing for an increase in senior secured notes to $125 million and eliminating the minimum tangible net worth covenant.

In June 2004, the Partnership completed a private placement offering of $75 million in senior secured notes with Prudential Capital Group. The notes mature in 10 years, with an average life of eight years, have an annual coupon of 6.96% and are callable after three years at 103.5% of par. The notes were used to repay borrowings under the Partnership’s revolving credit facility.

As part of the $75 million private placement, the Master Shelf Agreement governing the notes was amended, the following being the significant amendments:

•       increased the aggregate amount of notes that may be issued under the agreement to $125 million;

•       extended the issuance period from June 2006 to June 2007;

•       established a release of collateral provision should the Partnership obtain a senior unsecured debt rating of investment grade by certain rating agencies; and

•       provided a call premium on the $75 million placement beginning June 2007 through June 2013 at rates declining from 3.50% to 0%. The notes are not callable prior to June 2007.

In October 2002, the Partnership entered into an interest rate swap covering a principal amount of $20 million for a period of two years. The Partnership is subject to interest rate risk on its acquisition credit facility. The interest rate swap reduces this risk by fixing the LIBOR rate, prior to credit margin, at 2.29%, on $20 million of related debt outstanding over the term of the swap agreement which expires on

November 1, 2004. The Partnership has accounted for this swap as a cash flow hedge of the variable interest payments related to the $20 million of the acquisition credit facility outstanding. Accordingly, unrealized gains or losses relating to the swap which are recorded in other comprehensive income will be reclassified from other comprehensive income to interest expense over the period hedged.  The fair value of the interest rate swap at June 30, 2004 was a $92,000 liability and is included in fair value of derivative liabilities.

(6) Derivatives

The Company manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The fair value of derivative assets and liabilities, excluding the interest rate swap, are as follows (in thousands):

	June 30, 2004	December 31, 2003
Fair value of derivative assets—current	$7,569	$4,080
Fair value of derivative assets—long term	10	—
Fair value of derivative liabilities—current	(3,277)	(2,278)
Fair value of derivative liabilities—long term	(25)	—
Net fair value of derivatives	$4,277	$1,802

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2004 (all quantities are expressed in British Thermal Units). The remaining term of the contracts extend no later than December 2005, with no single contract longer than six months. The Partnership’s counterparties to hedging contracts include Sempra Energy Trading Corp., Morgan Stanley Capital Group, BP Corporation, Duke Energy Trading and Marketing, and AEP Energy Services. Changes in the fair value of the Partnership’s derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

June 30, 2004
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
				(in thousands)
Cash Flow Hedge:
Natural gas swaps cash flow hedge	5,590,000	Fixed prices ranging from $4.795 to $6.525 settling	July 2004—December 2005	$6,280
Natural gas swaps cash flow hedge	(2,817,000)	against various Inside FERC Index prices	July 2004—December 2005	(1,481)
Total natural gas swaps cash flow hedge				$4,799
Swing swaps cash flow hedge(a)	3,100,000	Fixed prices ranging from $5.965 to $6.275 settling	July 2004—August 2004	$(82)
Swing swaps cash flow hedge(a)	(1,362,264)	against various Inside FERC Index prices	July 2004—August 2004	(121)
Total Swing swap cash flow hedge				$(203)
Natural gas liquid (“NGL”) swaps cash flow hedge	(3,683,000)	Fixed prices ranging from $.3775 to $.7450 settling against Mt. Belvieu Average of daily postings (non-TET)	July 2004—December 2004	$(350)
Total NGL swaps cash flow hedge				$(350)
Producer Services:
Marketing trading financial swaps	480,000	Fixed prices ranging from $4.64 to $5.945 settling	July 2004—March 2005	$641
Marketing trading financial swaps	(450,000)	against various Inside FERC Index prices	July 2004—March 2005	(307)
Total marketing trading financial swaps				$334
Physical offset to marketing trading transactions	450,000	Fixed prices ranging from $4.64 to $5.855 settling	July 2004—March 2005	$333
Physical offset to marketing trading transactions	(480,000)	against various Inside FERC Index prices	July 2004—March 2005	(636)
Total physical offset to marketing trading transactions swaps				$(303)

(a)           Swing swaps are used to hedge the price exposure we have when we buy or sell a volume of gas at a first of the month index price and the other side of the transaction is priced at a daily gas price during the month. The swing swap functions to hedge against this exposure by buying or selling a swap at a daily price offsetting a first of the month index price or fixed price.

On all transactions where the Company is exposed to counterparty risk, the Company analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

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

	Maturity periods
	Less than one year	One to two years	Two to three years	Total fair value
June 30, 2004	$31	—	—	$31
December 31, 2003	$(26)	—	—	$(26)

(7)   Transactions with Related Parties

Camden Resources, Inc.

The Partnership treats gas for, and purchases gas from Camden Resources, Inc. (Camden). Camden is an affiliate of the Partnership by way of equity investments made in Camden by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P., collectively the major shareholder in the Company. During the three months ended June 30, 2004 and 2003, the Partnership purchased natural gas from Camden in the amount of approximately $10 million and $2.9 million, respectively, and received approximately $13,000 and $76,000 in treating fees from Camden. The Partnership purchased natural gas from Camden in the amount of approximately $18.2 million and $5.5 million for the six months ended June 30, 2004 and 2003, respectively, and received approximately $31,000 and $138,000 in treating fees from Camden.

Crosstex Pipeline Partners, L.P.

The Partnership had related-party transactions with Crosstex Pipeline Partners, L.P. (CPP), as summarized below:

•       During the three months ended June 30, 2004 and 2003, the Partnership bought natural gas from CPP in the amount of approximately $2.7 million and $2.6 million and paid for transportation of approximately $10,400 and $9,700, respectively, to CPP.  During the six months ended June 30, 2004 and 2003, the Partnership bought natural gas from CPP in the amount of approximately $4.9 million and $3.8 million and paid for transportation of approximately $22,000 and $23,000, respectively, to CPP.

•       During the three months ended June 30, 2004 and 2003, the Partnership received a management fee from CPP of $31,000 in each period.  During the six months ended June 30, 2004 and 2003, the Partnership received a management fee from CPP of $63,000 in each period.

•       During the three months ended June 30, 2004 and 2003, the Partnership received distributions from CPP in the amount of approximately $30,000 and $20,000, respectively.  During the six months ended June 30, 2004 and 2003, the Partnership received distributions from CPP in the amount of approximately $51,000 and $58,000, respectively.

(8)   Commitments and Contingencies

(a)   Employment Agreements

Each member of senior management of the Company is a party to an employment contract. The employment agreements provide each member of senior management with severance payments in certain circumstances and prohibit each such person from competing with the general partner or its affiliates for a certain period of time following the termination of such person’s employment.

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

The Partnership acquired LIG Pipeline Company, and its subsidiaries on April 1, 2004. Contamination from historical operations has been identified at a number of sites within the acquired properties. The Partnership has been indemnified by the seller for these identified sites, and does not expect to incur any material environmental liability associated with these sites. Additionally, possible issues have been discovered with respect to Clean Air Act monitoring deficiencies. The Partnership has disclosed these deficiencies to the Louisiana Department of Environmental Quality and is working with the department to correct permit conditions and address modifications to facilities to bring them into compliance. The Company does not expect to incur any material environmental liability associated with these issues.

(c)   Other

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

The Partnership receives notices from pipeline companies from time to time of gas volume allocation corrections related to gas deliveries on their pipeline systems. These allocation corrections normally have little impact on the Partnership’s gross margin because the Partnership balances its purchases and sales in the pipelines and both the purchase and sale on the pipeline system require corrections. As of June 30, 2004 and December 31, 2003, a subsidiary of the Partnership was involved in a dispute related to one such allocation correction with a pipeline company and a customer on that pipeline. As of December 31, 2003, the Company had recorded a receivable of $1.2 million in other current receivables and a liability of $1.2 million in other current liabilities related to this allocation correction.  The Partnership resolved this dispute during the second quarter of 2004 at no loss to the Partnership and the related receivables and payables will be collected and paid by the end of the third quarter.

(9)   Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Midstream and Treating. The Midstream segment consists of the Partnership’s natural gas gathering and transmission operations and includes the Mississippi System, the Conroe System, the Gulf Coast System, the Corpus Christi System, the Gregory Gathering System located around the Corpus Christi area, the Arkoma system in Oklahoma, the Vanderbilt System located in south Texas, the LIG pipelines and processing plants located in Louisiana, and various other small systems. Also included in the Midstream segment are the Partnership’s Producer Services operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating segment generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Included in the Treating division are four gathering systems that are connected to the treating plants and the Seminole plant located in Gaines County, Texas.

The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Corporate expenses are allocated to the segments on a pro rata basis based on assets. Inter-segment sales are at cost.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant non-cash items.

	Midstream	Treating	Totals
	(in thousands)
Three months ended June 30, 2004:
Sales to external customers	$507,744	$7,568	$515,312
Inter-segment sales	1,415	(1,415)	—
Interest expense	2,147	33	2,180
Stock-based compensation expense	226	44	270
Depreciation and amortization	4,704	1,217	5,921
Segment profit (loss)	4,337	1,545	5,882
Segment assets	491,345	79,147	570,492
Capital expenditures	2,394	5,327	7,721
Three months ended June 30, 2003:
Sales to external customers	$224,030	$5,222	$229,252
Inter-segment sales	2,405	(2,405)	—
Interest expense	384	9	393
Stock-based compensation expense	455	113	568
Depreciation and amortization	1,970	716	2,686
Segment profit (loss)	2,431	767	3,198
Segment assets	343,443	12,506	355,949
Capital expenditures	8,974	2,441	11,415
Six months ended June 30, 2004:
Sales to external customers	$825,957	$14,712	$840,669
Inter-segment sales	2,838	(2,838)	—
Interest expense	3,240	57	3,297
Stock-based compensation expense	401	78	479
Depreciation and amortization	8,264	2,075	10,339
Segment profit (loss)	7,884	3,487	11,371
Segment assets	491,345	79,147	570,492
Capital expenditures	6,741	9,031	15,772
Six months ended June 30, 2003:
Sales to external customers	$469,345	$10,477	$479,822
Inter-segment sales	3,909	(3,909)	—
Interest expense	715	16	731
Stock-based compensation expense	2,458	614	3,072
Depreciation and amortization	3,865	1,331	5,196
Segment profit (loss)	2,427	1,076	3,503
Segment assets	343,443	12,506	355,949
Capital expenditures	11,665	4,364	16,029

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries. The share of income for the interest owned by non-controlling partners is reflected as an expense in our results of operations. We have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. Our consolidated results of operations are derived from the results of operations of the Partnership, and also our gains on the issuance of units in the Partnership, deferred taxes, interest of non-controlling partners in the Partnership’s net income, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operations. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership.

The Partnership has two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast and in Mississippi and Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while its Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications. For the six months ended June 30, 2004, 76% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its business because its business is generally to gather, process, transport, market or treat gas for a fee or a buy-sell margin.

The Partnership’s results of operations are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities or treated at its treating plants as well as fees earned from recovering carbon dioxide and natural gas liquids at a non-operated processing plant. The Partnership generates revenues from five primary sources:

•                    gathering and transporting natural gas on the pipeline systems it owns;

•                    processing natural gas at its processing plants;

•                    treating natural gas at its treating plants;

•                    recovering carbon dioxide and natural gas liquids at a non-operated processing plant; and

•                    providing producer services.

The bulk of the Partnership’s operating profits are derived from the margins it realizes for gathering and transporting natural gas through its pipeline systems. Generally, the Partnership buys gas from a producer, plant tailgate, or transporter at either a fixed discount to a market index or a percentage of the market index. The Partnership then transports and resells the gas. The resale price is based on the same index price at which the gas was purchased, and, if the Partnership is to be profitable, at a smaller discount or larger premium to the index than it was purchased. The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction. The Partnership’s gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas. See “ Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk “ below for a discussion of how the Partnership manages its business to reduce the impact of price volatility.

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

The Partnership generates treating revenues under three arrangements:

•                    a volumetric fee based on the amount of gas treated, which accounted for approximately 55% and 63% of the operating income in its Treating division for the six months ended June 30, 2004 and 2003, respectively;

•                    a fixed fee for operating the plant for a certain period, which accounted for approximately 40% and 30% of the operating income in its Treating division for the six months ended June 30, 2004 and 2003, respectively; or

•                    a fee arrangement in which the producer operates the plant, which accounted for approximately 5% and 7% of the operating income in its Treating division for the six months ended June 30, 2004 and 2003, respectively.

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

The Partnership has grown significantly through asset purchases in recent years, which creates many of the major differences when comparing operating results from one period to another. The Partnership acquired the assets from Duke Energy Field Services (DEFS) in June 2003 for $68.1 million in cash. The principal assets acquired were the Mississippi pipeline system, a 638-mile natural gas gathering and transmission system in south central Mississippi and a 12.4% non-operating interest in the Seminole gas processing plant, which provides carbon dioxide separation and sulfur removal services for major oil companies in west Texas.

The Partnership’s most recent asset purchase was completed in April 2004, when it acquired LIG and its subsidiaries from American Electric Power (“AEP”) for $73.0 million in cash. The principal assets acquired consist of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to the south and southeast Louisiana and five processing plants, three of which are currently idle, that straddle the pipeline in three locations and have a total processing capability of 663,000 MMbtu/d. The system has a throughput capacity of 900,000 MMbtu/d and average throughput at the time of the Partnership’s acquisition was approximately 560,000 MMbtu/d. Customers include power plants, municipal gas systems, and industrial markets located principally in the industrial corridor between New Orleans and Baton Rouge. The LIG system is connected to several interconnected pipelines and the Jefferson Island Storage facility providing access to additional system supply. The Partnership financed the LIG acquisition through borrowings under its bank credit facility.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating segments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions, except volume amounts)
Midstream revenues	$507.7	$224.0	$826.0	$469.3
Midstream purchased gas	485.2	214.1	788.1	451.5
Midstream gross margin	22.5	9.9	37.9	17.8
Treating revenues	7.6	5.2	14.7	10.5
Treating purchased gas	1.5	2.0	2.9	4.5
Treating gross margin	6.1	3.2	11.8	6.0
Total gross margin	$28.6	$13.1	$49.7	$23.8
Midstream Volumes (MMBtu/d):
Gathering and transportation	1,248,000	506,000	1,255,000	503,000
Processing	390,000	93,000	405,000	94,000
Producer services	166,000	262,000	181,000	258,000
Treating Volumes (MMBtu/d)	79,000	89,000	81,000	89,000

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Gross Margin.    Midstream gross margin was $22.5 million for the three months ended June 30, 2004 compared to $9.9 million for the three months ended June 30, 2003, an increase of $12.6 million, or 127%. The majority of this increase was due to the acquisition of the LIG assets on April 1, 2004, which added $8.1 million to midstream gross margin. In addition, the DEFS assets, which were acquired on June 30, 2003, added $3.4 million. The Arkoma, Gulf Coast, Vanderbilt and CCNG systems had growth in on-system transmission and gathering volumes of 20% resulting in an aggregate increase in gross margin of $0.8 million. The Denton County gathering system, which was under construction during the comparative period in 2003, generated gross margin of $0.3 million in the second quarter 2004.

Treating gross margin was $6.1 million for the three months ended June 30, 2004 compared to $3.2 million in the same period in 2003, an increase $2.9 million, or 91%. Of this increase, an additional $2.0 million was due to the Seminole Plant, which was one of the assets acquired from DEFS. In addition, new plants placed in service since June 30, 2003 generated an additional $1.1 million in gross margin. These increases were partially offset by a decrease in gross margin of $0.2 million due to plants that were in service during the second quarter of 2003 that were held in inventory during the second quarter of 2004, and a decrease in margin of $0.3 million at our volume-sensitive treating plants.

Operating Expenses.    Operating expenses were $10.3 million for the three months ended June 30, 2004, compared to $3.3 million for the three months ended June 30, 2003, an increase of $7.0 million, or 212%. An increase of $3.0 million was associated with the acquisition of the LIG assets and an increase of $1.9 million was associated with the acquisition of assets from DEFS. Costs for our technical services and general operations support increased by approximately $0.9 million due to staff additions to operate the LIG assets and  the assets acquired from DEFS and to manage other construction projects. The growth in treating plants in service increased operating expenses by $0.3 million.

General and Administrative Expenses.    General and administrative expenses were $5.0 million for the three months ended June 30, 2004 compared to $2.7 million for the three months ended June 30, 2003, an increase of $2.3 million, or 85%. The increase was primarily due to increases in staffing associated with the requirements of LIG and DEFS acquisitions and with the growth in the Partnership’s treating business and its other assets as discussed above.

Stock Based Compensation.   Stock based compensation expense decreased from $0.6 million in the second quarter of 2003 to $0.3 million in the second quarter of 2004. During 2003, certain of our outstanding options were accounted for using variable accounting due to a “cash-out” modification offered for such options and stock compensation expense was recognized because the estimated fair value of the options increased during 2003. The “cash-out” modification offered during 2003 that caused the variable accounting treatment expired on December 31, 2003 and, effective January 1, 2004, our remaining options are accounted for as fixed options. Stock based compensation recognized in 2004 represents the amortization of costs associated with awards under long-term incentive plans, including restricted units and option grants with exercise prices below market prices on the grant date.

(Profit) Loss on Energy Trading Activities.   The profit on energy trading activities was $0.8 million for the three months ended June 30, 2004 compared to a loss of $0.2 million for the three months ended June 30, 2003, an increase of $1.0 million. Included in these amounts are realized margins on delivered volumes in the producer services “off-system” gas marketing operations of $0.8 million in the second quarter of 2004 and $0.9 million in the second quarter of 2003. The loss in 2003 also includes an additional reserve of $1.0 million charged against the Enron receivable.

Depreciation and Amortization.    Depreciation and amortization expenses were $5.9 million for the three months ended June 30, 2004 compared to $2.7 million for the three months ended June 30, 2003, an increase of $3.2 million, or 119%. The increase related to the DEFS assets was $1.2 million and the increase related to the LIG assets was $1.1 million. New treating plants placed in service resulted in an increase of $0.5 million. The remaining $0.4 million increase in depreciation and amortization is a result of expansion projects and other new assets, including the expansion of the Gregory Plant.

Interest Expense.    Interest expense was $2.2 million for the three months ended June 30, 2004 compared to $0.4 million for the three months ended June 30, 2003, an increase of $1.8 million, or 450%. The increase relates primarily to an increase in debt outstanding and due to higher interest rates between three-month periods (weighted average rate of 5.4% in 2004 compared to 5.2% in 2003).

Income taxes.    Income tax expense was $1.4 million for the three months ended June 30, 2004 compared to $0.6 for the three months ended June 30, 2003 due to the increase in income subject to taxes between periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income.    The interest of non-controlling partners in the Partnership’s net income increased to $2.1 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003 due to the increase in net income from the Partnership between comparable three-month periods combined with an increase in the non-controlling partners ownership in the Partnership as a result of the issuance of additional common units to the public shareholders in September 2003. These increases were partially offset by the impact of an incentive distribution earned by the Company during 2004 as general partner in the Partnership.

Net Income.    Net income for the three months ended June 30, 2004 was $2.4 million compared to $1.1 million for the three months ended June 30, 2003, an increase of  $1.3 million. This increase was generally the result of the increase in gross margin of $15.5 million between comparative quarters from 2003 to 2004 and a decrease in stock based compensation expense of $0.3 million, partially offset by increases in ongoing cash costs for operating expenses ($7.0 million), general and administrative expenses ($2.3 million) and interest expense ($1.8 million) as discussed above. Net income was further impacted by a $3.2 million increase in depreciation and amortization, a $0.8 million increase in income tax expense and a $0.6 million increase in interest of non-controlling partners in the Partnership’s net income.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Gross Margin.    Midstream gross margin was $37.9 million for the six months ended June 30, 2004 compared $17.8 million for the six months ended June 30, 2003, an increase of $20.1 million, or 113%. The largest portion of this increase was due to the acquisition of the LIG assets on April 1, 2004, which added $8.1 million to midstream gross margin. In addition, the DEFS assets, which were acquired on June 30, 2003, added $6.8 million. The Arkoma, Gulf Coast, Vanderbilt and CCNG systems had growth in on-system transmission and gathering volumes of 14% resulting in an aggregate increase in gross margin of $4.7 million. The Denton County gathering system, which was under construction during the comparative period in 2003, generated gross margin of $0.6 million in the first six months of 2004.

Treating gross margin was $11.8 million for the six months ended June 30, 2004 compared to $6.0 million in the same period in 2003, an increase $5.8 million, or 97%. Of this increase, $3.9 million was due to the Seminole Plant, which was one of the assets acquired from DEFS. In addition, new plants placed in service since June 30, 2003 generated $1.8 million in gross margin. These increases were partially offset by a decrease in gross margin of $0.2 million due to plants that were in service during the first half of 2003 but were held in inventory during the first half of 2004, and a decrease in margin of $0.5 million at our volume-sensitive treating plants.

Operating Expenses.    Operating expenses were $16.6 million for the six months ended June 30, 2004, compared to $6.6 million for the six months ended June 30, 2003, an increase of $10.0 million, or 151%.  An increase of $3.4 million was associated with the acquisition of assets from DEFS and an increase of $3.0 million was associated with the acquisition of the LIG assets. Costs for our technical services and general operations support increased by approximately $1.5 million due to staff additions to operate the assets acquired from LIG and DEFS and to manage other construction projects. The growth in treating plants in service increased operating expenses by $0.5 million.

General and Administrative Expenses.    General and administrative expenses were $8.9 million for the six months ended June 30, 2004 compared to $4.7 million for the six months ended June 30, 2003, a increase of $4.2 million, or 90%. The increase was primarily due to increases in staffing associated with the requirements of the LIG and DEFS acquisition and growth in the Partnership’s treating business and its other assets as discussed above.

Stock Based Compensation.   Stock based compensation expense decreased from $3.1 million in the first half of 2003 to $0.5 million in the first half of 2004. During 2003, certain of our outstanding options were accounted for using variable accounting due to a “cash-out” modification offered for such options and stock compensation expense was recognized because the estimated fair value of the options increased during 2003. The “cash-out” modification offered during 2003 that caused the variable accounting treatment expired on December 31, 2003 and, effective January 1, 2004, our remaining options are accounted for as fixed options. Stock based compensation recognized in 2004 represents the amortization of costs associated with awards under long-term incentive plans, including restricted units and option grants with exercise prices below market prices on the grant date.

(Profit) Loss on Energy Trading Activities.   The profit on energy trading activities was $1.2 million for the six months ended June 30, 2004 compared to a loss of $0.1 million for the six months ended June 30, 2003, an increase of $1.3 million. Included in these amounts are realized margins on delivered volumes in the producer services “off-system” gas marketing operations of $1.2 million in the first half of 2004 and $0.8 million in the first half of 2003, an increase of $0.4 million. The loss in 2003 also includes an additional reserve of $1.0 million charged against the Enron receivable.

Loss on Sale of Property.   In the first half of 2004, the Partnership sold two small gathering systems and recognized a net loss on sale of $274,000.

Depreciation and Amortization.   Depreciation and amortization expenses were $10.3 million for the six months ended June 30, 2004 compared to $5.2 million for the six months ended June 30, 2003, an increase of $5.1 million, or 99%. The increase related to the DEFS assets was $2.4 million and the increase related to the LIG assets was $1.1 million. New treating plants placed in service resulted in an increase of $0.8 million. The remaining $0.8 million increase in depreciation and amortization is a result of expansion projects and other new assets, including the expansion of the Gregory Plant.

Interest Expense.   Interest expense was $3.3 million for the six months ended June 30, 2004 compared to $0.7 million for the six months ended June 30, 2003, an increase of $2.6 million, or 371%. The increase relates primarily to an increase in debt outstanding and due to higher interest rates between six-month periods (weighted average rate of 5.5% in 2004 compared to 4.9% in 2003).

Income taxes.    Income tax expense was $2.5 million for the six months ended June 30, 2004 compared to $0.6 million for the six months ended June 30, 2003 due to the increase in income subject to taxes between periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income.    The interest of non-controlling partners in the Partnership’s net income increased to $4.2 million for the six months ended June 30, 2004 compared to $1.8 million for the six months ended June 30, 2003 due to the increase in net income from the Partnership between comparable six-month periods combined with an increase in the non-controlling partners ownership in the Partnership as a result of the issuance of additional common units to the public shareholders in September 2003.

Net Income.    Net income for the six months ended June 30, 2004 was $4.6 million compared to $1.1 million for the six months ended June 30, 2003, an increase of $3.5 million. This increase was generally the result of the increase in gross margin of $25.8 million between comparative quarters from 2003 to 2004 and a decrease in stock based compensation expense of $2.6 million, partially offset by increases in ongoing cash costs for operating expenses ($10.0 million), general and administrative expenses ($4.2 million) and interest expense ($2.6 million) as discussed above. Net income was further impacted by a $5.1 million increase in depreciation and amortization, a $1.9 million increase in income tax expense and a $2.4 million increase in interest of non-controlling partners in the Partnership’s net income. These increases were partially offset by the impact of an incentive distribution earned by the Company during 2004 as general partner in the Partnership.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows.    Net cash provided by operating activities was $24.0 million for the six months ended June 30, 2004 compared to cash provided by operations of $32.0 million for the six months ended June 30, 2003.  Income before non-cash income and expenses was $22.0 million in 2004 and $9.0 million in 2003. Changes in working capital provided $2.0 million in cash flows from operating activities in 2004 and provided $23.0 million in cash flows from operating activities in 2003. Income before non-cash income and expenses increased between periods primarily due to asset acquisitions as discussed in “Results of Operations—Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.”

Net cash used in investing activities was $88.3 million and $85.4 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities during 2004 related to buying, refurbishing and installing treating plants, connecting new wells to various systems, pipeline integrity, pipeline relocation and various other internal growth projects. During 2003, net cash used in investing activities primarily related to internal growth projects including the Gregory plant expansion and buying, refurbishing and installing treating plants.

Net cash provided by financing activities was $76.5 million for the six months ended June 30, 2004 compared to $51.2 million provided by financing activities for the six months ended June 30, 2003. Net borrowings of $64.0 million were used to fund the LIG acquisitions and the internal growth projects discussed above. In conjunction with the Company’s initial public offering in January 2004, the Company received net proceeds from the issuance of common stock of $5.3 million, received repayment of shareholder notes of $4.9 million, and paid preferred dividends of $3.6 million. The Company also paid common dividends of $3.6 million in the first half of 2004. The Partnership incurred $1.0 million in debt issuance costs during the first half of 2004 associated with the $80 million increase in its bank borrowing base and the private placement offering of $75.0 million in senior secured notes with Prudential Capital Group. Distributions to non-controlling partners in the Partnership totaled $6.3 million in the first half of 2004, compared to distributions in the first half of 2003 totaling $1.3 million. Drafts payable increased by $16.5 million providing cash for financing activities for the six months ended June 30, 2004 as compared a decrease in drafts payable of $17.8 million using cash from financing activities for the six months ended June 30, 2003. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.

In July 2004, the Partnership declared a second quarter 2004 distribution of $0.42 per unit to be paid on August 19, 2004. The Company will receive approximately $5.7 million from this distribution attributable to its general partner interest, subordinated units and common units in the Partnership. The Company declared a second quarter dividend of $0.33 per common share to be paid on August 19, 2004.

Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of June 30, 2004.

Indebtedness

As of June 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Acquisition credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at June 30, 2004 and December 31, 2003 were 4.25% and 2.92%, respectively	$9,000	$20,000
Senior secured notes, weighted average interest rate of 6.95% and 6.93% at June 30, 2004 and December 31, 2003, respectively	115,000	40,000
Note payable to Florida Gas Transmission Company	700	750
	124,700	60,750
Less current portion	(50)	(50)
Debt classified as long-term	$124,650	$60,700

In conjunction with the April 2004 LIG acquisition discussed above, the Partnership amended its bank credit facility to increase the borrowing base under its senior secured revolving acquisition facility from $70.0 million to $100.0 million and to increase the borrowing base under its senior secured revolving credit working capital and letter of credit facility from $50.0 million to $100.0 million. Additionally, the current ratio covenant was eliminated under this amendment. In June 2004, the bank credit facility was further amended allowing for an increase in senior secured notes to $125 million and eliminating the minimum tangible net worth covenant.

In June 2004, the Partnership completed a private placement offering of $75 million in senior secured notes with Prudential Capital Group. The notes mature in 10 years, with an average life of eight years, have an annual coupon of 6.96% and are callable after three years at 103.5% of par. The notes were used to repay borrowings under the Partnership’s revolving credit facility.

As part of the $75 million private placement, the Master Shelf Agreement governing the notes was amended, the following being the significant amendments:

•       increased the aggregate amount of notes that may be issued under the agreement to $125 million;

•       extended the issuance period from June 2006 to June 2007;

•       established a release of collateral provision should the Partnership obtain a senior unsecured debt rating of investment grade by certain rating agencies; and

•       provided a call premium on the $75 million placement beginning June 2007 through June 2013 at rates declining from 3.50% to 0%. The notes are not callable prior to June 2007.

Disclosure Regarding Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect our performance and results of operations:

•       our only cash-generating assets are our partnership interests in the Partnership, and our cash flow is therefore completely dependent upon the ability of the Partnership to make distributions to its partners;

•       the value of our investment in the Partnership depends largely on the Partnership’s being treated as a partnership for federal income tax purposes;

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

•       substantially all of our partnership interest in the Partnership are subordinated to the common units, and during the subordination period, our subordinated units will not receive any distributions in a quarter until the Partnership has paid the minimum quarterly distribution of $0.25 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding common units;

•       the Partnership may not have sufficient cash after the establishment of cash reserves and payment of its general partner’s fees and expenses to pay the minimum quarterly distribution each quarter,

•       if the Partnership is unable to contract for new natural gas supplies, it will be unable to maintain or increase the throughput levels in its natural gas gathering systems and asset utilization rates at its treating and processing plants to offset the natural decline in reserves;

•       the Partnership’s profitability is dependent upon the prices and market demand for natural gas and NGLs, which are beyond its control and have been volatile;

•       the Partnership’s future success will depend in part on its ability to make acquisitions of assets and businesses at attractive prices and to integrate and operate the acquired business profitably;

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

•       the Partnership’s business is subject to many hazards and operational risks, some of which may not be covered by insurance. The Partnership’s operations are subject to many hazards inherent in the gathering, compressing, treating and processing of natural gas and storage of residue gas, including damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters and acts of terrorism; inadvertent damage from construction and farm equipment; leaks from natural gas, NGLs and other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. The Partnership is not fully insured against all risks incident to our business. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition; and

•       the Partnership is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price variations, primarily due to fluctuations in the price of a portion of the natural gas we sell; and for the portion of the natural gas we process and for which we have taken the processing risk, we are at risk for the difference in the value of the natural gas liquid (“NGL”) products we produce versus the value of the gas used in fuel and shrinkage in their production. We also incur credit risks and risks related to interest rate variations.

Commodity Price Risk.    Approximately 8.3% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the gas at a percentage of the index price, our resell margins are higher during periods of higher natural gas prices and lower during periods of lower natural gas prices. We also receive a portion of our fees at certain of our processing operations in the form of a percentage of the liquids produced. Therefore, our margins are also exposed to volatility in the changing price of liquids. In addition, of the gas we process at our Gregory Processing Plant, we were exposed to the processing risk on 3.7% of the gas we purchased during the six months ended June 30, 2004. Our processing margins on this portion of the gas will be higher during periods when the price of gas is low relative to the value of the liquids produced and our margins will be lower during periods when the value of gas is high relative to the value of liquids. For the six months ended June 30, 2004, a $0.01 per gallon change in NGL prices offset by a change of $0.10 per MMBtu in the price of natural gas would have changed our processing margin by $58,000. Changes in natural gas prices indirectly may impact our profitability since prices can influence drilling activity and well operations and thus the volume of gas we can gather, transport, process and treat.

Our primary commodity risk management objective is to reduce volatility in our cash flows. We maintain a Risk Management Committee, including members of senior management, which oversees all hedging activity. We enter into hedges for natural gas using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our Risk Management Committee. Hedges to protect our processing margins are generally for a more limited time frame than is possible for hedges in natural gas, as the financial markets for NGLs are not as developed as the markets for natural gas. Such hedges generally involve taking a short position with regard to the relevant liquids and an offsetting long position in the required volume of natural gas.

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

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2004 (all quantities are expressed in British Thermal Units). The remaining term of the contracts extend no later than December 2005, with no single contract longer than 6 months. Our counterparties to hedging contracts include Sempra Energy Trading Corp., Morgan Stanley Capital Group, BP Corporation, Duke Energy Trading and Marketing and AEP Energy Services. Changes in the fair value of our derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

June 30, 2004
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
				(in thousands)
Cash Flow Hedge:
Natural gas swaps cash flow hedge	5,590,000	Fixed prices ranging from $4.795 to $6.525 settling	July 2004—December 2005	$6,280
Natural gas swaps cash flow hedge	(2,817,000)	against various Inside FERC Index prices	July 2004—December 2005	(1,481)
Total natural gas swaps cash flow hedge				$4,799
Swing swaps cash flow hedge	3,100,000	Fixed prices ranging from $5.965 to $6.275 settling	July 2004—August 2004	$(82)
Swing swaps cash flow hedge	(1,362,264)	against various Inside FERC Index prices	July 2004—August 2004	(121)
Total swing swap cash flow hedge				$(203)
NGL swaps cash flow hedge	(3,683,000)	Fixed prices ranging from $.3775 to $.7450 settling against Mt. Belvieu Average of daily postings (non-TET)	July 2004—December 2004	$(350)
Total NGL swaps cash flow hedge				$(350)
Producer Services:
Marketing trading financial swaps	480,000	Fixed prices ranging from $4.64 to $5.945 settling	July 2004—March 2005	$641
Marketing trading financial swaps	(450,000)	against various Inside FERC Index prices	July 2004—March 2005	(307)
Total marketing trading financial swaps				$334
Physical offset to marketing trading transactions	450,000	Fixed prices ranging from $4.64 to $5.855 settling	July 2004—March 2005	$333
Physical offset to marketing trading transactions	(480,000)	against various Inside FERC Index prices	July 2004—March 2005	(636)
Total physical offset to marketing trading transactions swaps				$(303)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis.

Interest Rate Risk.    We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. At June 30, 2004, we had $9.0 million of indebtedness outstanding under floating rate debt. We have interest rate swap agreements to adjust the ratio of fixed and floating rates in the debt portfolio, wherein we have swapped floating rates for fixed rates of 2.29% and the applicable margin through November 1, 2004. The impact of a 100 basis point increase in interest rates on our expected debt would result in an increase in interest expense and a decrease in income before taxes of approximately $90,000 per year. This amount has been determined by considering the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt outstanding at June 30, 2004.

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As we have previously disclosed, in July 2004 we determined during the course of internal reviews that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. These errors resulted from a deficiency in the procedures to reconcile these subledgers to the general ledger. During the second quarter of 2004, we implemented new procedures for reconciling subledgers to the general ledger and the disposition and resolution of reconciling items on a timely basis. Management believes that these measures will ensure that similar errors do not occur again. Except for the changes discussed above, there have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 12, 2004 the Company completed an initial public offering of its common stock. In conjunction with the public offering, the Company converted all of its preferred stock to common stock, cancelled its treasury stock and made a two-for-one stock split in the form of a stock dividend. The Company’s existing shareholders sold 2,306,000 common shares (on a post-split basis) and the Company issued 345,900 common shares (on a post-split basis) at a public offering price of $19.50 per common share. The Company received net proceeds of approximately $4.8 million from the common stock issuance. The Company’s existing stockholders also repaid approximately $4.9 million in stockholder notes receivable in connection with the public offering. In connection with the initial public offering, the shares of common stock began trading on January 13, 2004 on the Nasdaq National Market under the symbol “XTXI.”

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description
3.1	—

Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)

3.2	—	Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.2 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)
3.3	—

Certificate of Limited Partnership of Crosstex Energy, L.P (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)

3.5	—

Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 29, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)

3.6	—

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of April 1, 2004  (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)

3.5	—

Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed November 4, 2002)

3.5	—

Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)

3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement, file No. 333-97779, filed August 7, 2002)
3.8	—

Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)

3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.10	—

Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)

3.11	—

Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.12	—

Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.13	—

Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.14	—

Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.15	—

Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

3.16	—

Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

4.1	—

Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

10.1	—

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of June 18, 2004, by and among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties (incorporated by reference from Exhibit 10.1 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed August 11, 2004)

10.2	—

Letter Amendment No. 2 to Master Shelf Agreement, dated as of June 18, 2004, among Crosstex Energy Services, L.P., Prudential Investment Management, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company (incorporated by reference from Exhibit 10.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed August 11, 2004)

21.1	—	List of Subsidiaries (incorporated by reference from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q, file No. 000-50536, filed May 7, 2004)
31.1*	—	Certification of the principal executive officer
31.2*	—	Certification of the principal financial officer
32.1*	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350

*                    Filed herewith.

(b)   Reports on Form 8-K

On May 5, 2004, Crosstex Energy, Inc. filed a current report, items 7 and 12, on Form 8-K, which includes its press release exhibit 99.1 announcing its financial results for the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August 2004.

Crosstex Energy, Inc.
By:	/s/ William W. Davis
William W. Davis Executive Vice President and Chief Financial Officer