Form 10-Q
period 2004-09-30
CROSSTEX ENERGY INC
filed 2004-11-09
CIK 1209821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50067

Crosstex Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2235832
(State of organization)	(I.R.S. Employer Identification No.)

2501 CEDAR SPRINGS, SUITE 600

DALLAS, TEXAS 75201
(Address of principal executive offices)
(Zip Code)

(214) 953-9500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     As of October 29, 2004, the Registrant had 12,212,685 shares of common stock outstanding.

GLOSSARY OF TERMS

      As generally used in the energy industry and in this document, the following terms have the following meanings:

/d = per day
MMBtu = million British thermal units
NGL’s = natural gas liquids

CROSSTEX ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Restated)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,889	$1,479
Accounts receivable:
Trade	33,575	10,238
Accrued revenues	152,363	124,517
Imbalances	627	447
Related party	143	617
Note receivable	575	535
Other	834	2,628
Fair value of derivative assets	10,211	4,080
Prepaid expenses and other	3,033	2,013

Total current assets	216,250	146,554

Property and equipment	350,361	229,641
Accumulated depreciation	(39,199)	(24,751)

Total property and equipment, net	311,162	204,890

Account receivable from Enron (net allowance of $6,931)	1,312	1,312
Intangible assets, net	5,610	5,366
Goodwill, net	6,164	6,164
Investment in limited partnerships	454	2,560
Other assets, net	3,920	3,639

Total assets	$544,872	$370,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Drafts payable	$24,861	$10,446
Accounts payable	4,772	6,325
Accrued gas purchases	153,176	119,900
Accounts payable — related party	—	448
Preferred dividends payable	—	3,471
Accrued imbalances payable	1,520	212
Fair value of derivative liabilities	10,976	2,487
Current portion of long-term debt	50	50
Other current liabilities	18,170	10,920

Total current liabilities	213,525	154,259

Deferred tax liability	34,789	19,103
Long-term debt	153,650	60,700
Fair value of derivative liabilities	235	—
Interest of non-controlling partners in the Partnership	65,588	67,157
Stockholders’ equity	77,085	69,266

Total liabilities and stockholders’ equity	$544,872	$370,485

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Midstream	$501,004	$276,222	$1,327,181	$745,567
Treating	7,880	6,976	22,592	17,453

Total revenues	508,884	283,198	1,349,773	763,020

Operating costs and expenses:
Midstream purchased gas	478,536	264,035	1,266,624	715,514
Treating purchased gas	1,229	1,860	4,092	6,311
Operating expenses	10,018	6,467	26,570	13,061
General and administrative	5,263	2,720	14,117	7,392
Stock-based compensation	289	1,577	769	4,649
(Profit) loss on energy trading activities	(766)	(1,614)	(1,792)	(1,491)
Gain on sale of property	(287)	—	(12)	—
Impairment	981	—	981	—
Depreciation and amortization	6,160	4,105	16,499	9,301

Total operating costs and expenses	501,423	279,150	1,327,848	754,737

Operating income	7,461	4,048	21,925	8,283
Other income (expense):
Interest expense, net	(2,869)	(1,247)	(6,166)	(1,978)
Other income	50	51	254	50

Total other income (expense)	(2,819)	(1,196)	(5,912)	(1,928)

Income before income taxes and non-controlling partners in the Partnership’s net income	4,642	2,852	16,013	6,355
Gain on issuance of units of the Partnership	—	18,080	—	18,080
Income tax expense	(957)	(8,228)	(3,504)	(8,833)
Interest of non-controlling partners in the Partnership’s net income	(2,005)	(1,328)	(6,216)	(3,104)

Net income	$1,680	$11,376	$6,293	$12,498

Preferred dividends	—	$866	—	$2,699

Net income available to common shareholders	$1,680	$10,510	$6,293	$9,799

Basic earnings per common share	$0.14	$3.01	$0.54	$2.81

Diluted earnings per common share	$0.13	$0.92	$0.49	$1.02

Weighted average shares outstanding:
Basic	12,134	3,486	11,727	3,486

Diluted	12,918	12,333	12,892	12,246

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004

								Accumulated		Total
	Preferred Stock		Common Stock		Additional			Other		Stock-
					Paid-In	Treasury	Retained	Comprehensive	Notes	holders’
	Shares	Amt	Shares	Amt	Capital	Stock	Earnings	Income	Receivable	Equity

	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2003 (Restated)	4,123,642	$42	1,743,032	$19	$68,934	$(2,500)	$7,549	$506	$(5,284)	$69,266
Conversion of preferred to common	(4,123,642)	(42)	4,123,642	40	2	—	—	—	—	—
Cancellation of Treasury stock	—	—	—	—	(2,500)	2,500	—	—	—	—
Two-for-one common stock split	—	—	5,866,674	59	(59)	—	—	—	—	—
Issuance of common stock in public equity offering, net of offering costs	—	—	345,900	3	4,794		—	—	—	4,797
Proceeds from exercise of stock options	—	—	75,237	1	414	—	—	—	—	415
Preferred dividends	—	—	—	—	—	—	(132)	—	—	(132)
Dividends paid	—	—	—	—	—	—	(7,629)	—	—	(7,629)
Repayment of notes receivable, net of accrued interest	—	—	—	—	—	—	—	—	4,934	4,934
Stock-based compensation	—	—	—	—	333	—	—	—	—	333
Net income	—	—	—	—	—	—	6,293	—	—	6,293
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	(1,669)	—	(1,669)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	477	—	477

Balance, September 30, 2004	—	$—	12,154,485	$122	$71,918	$—	$6,081	$(686)	$(350)	$77,085

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$6,293	$12,498
Non-controlling partner’s share of other comprehensive income in the Partnership	—	298
Hedging gains or losses reclassified to earnings, net of tax	(1,669)	924
Adjustment in fair value of derivatives, net of tax	477	1,929

Comprehensive income	$5,101	$11,791

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,293	$12,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,499	9,301
Impairment	981	—
Income from investment in affiliated partnerships	(229)	(173)
Gain on issuance of units of the Partnership	—	(18,080)
Interest of non-controlling partners in the Partnership’s net income	6,216	3,104
Deferred tax expense	3,104	8,833
Gain on sale of property	(12)	—
Non-cash stock-based compensation	717	3,870
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	(3,728)	(23,041)
Prepaid expenses	(608)	(1,431)
Accounts payable, accrued gas purchases, and other accrued liabilities	(12,070)	23,754
Fair value of derivatives	(671)	(333)
Other	694	2,186

Net cash provided by operating activities	17,186	20,488

Cash flows from investing activities:
Additions to property and equipment	(27,018)	(27,135)
Asset purchases	(73,474)	(68,124)
Proceeds from sale of property	611	—
Additions to intangibles and other non-current assets	(344)	(1,821)
Distributions from (investments in) affiliated partnerships	134	(1,563)

Net cash used in investing activities	(100,091)	(98,643)

Cash flows from financing activities:
Proceeds from borrowings	381,000	238,600
Payments on borrowings	(288,050)	(217,900)
Increase (decrease) in drafts payable	14,415	5,821
Net proceeds from public equity offering	5,262	—
Proceeds from exercise of stock options	415	—
Common dividends paid	(7,629)	—
Preferred dividends paid	(3,603)	(3,135)
Debt refinancing and offering costs	(1,113)	(1,340)
Net proceeds from issuance of units of the Partnership	—	57,781
Repayment of shareholder notes	4,933	—
Proceeds from exercise of Partnership unit options	342	—
Treasury stock purchased	—	(2,500)
Proceeds from sale of preferred stock	—	40
Distributions to non-controlling partners in the Partnership	(9,657)	(2,590)

Net cash provided by financing activities	96,315	74,777

Net increase (decrease) in cash and cash equivalents	13,410	(3,378)
Cash and cash equivalents, beginning of period	1,479	3,808

Cash and cash equivalents, end of period	$14,889	$430

Cash paid for interest	$4,896	$1,998
Cash paid (received) for taxes	$401	$(400)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

(1)	General

      Unless the context requires otherwise, references to “we”, “us”, “our”, “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

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

      The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K/ A for the year ended December 31, 2003.

(a)	Management’s Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

(b)	Initial Public Offering

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

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Impairment of Property, Plant and Equipment

      An impairment of $981,000 was recognized during the three months ended September 30, 2004 related to a processing plant that is owned directly by the Company. This plant has been inactive since late 2002 when the operator of the wells behind the plant cancelled its drilling plan for the area. An impairment on the contracts associated with the plant was recorded in 2002 but the value of the plant was not impaired because the Company intended to restart or relocate the plant. Drilling activity has increased in the area near the plant and processing margins have improved during 2004 so management decided to more fully evaluate the cost of restarting this idle plant. During the third quarter of 2004 management determined that it would be more commercially feasible to put a new plant at the plant site than to invest the capital necessary to restart the plant. If we do not plan to restart the plant, our engineers’ estimate that the plant would receive very little, if any, value upon the sale of the plant. Therefore, the Company has impaired the full value of the plant during the third quarter of 2004.

(d)	Long-Term Incentive Plans

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

      Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock-based Compensation, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$1,680	$11,376	$6,293	$12,498
Add: Stock-based employee compensation expense included in reported net income*	105	702	280	2,070
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(118)	(725)	(338)	(2,190)

Pro forma net income	$1,667	$11,353	$6,235	$12,378

Net income per common share, as reported:
Basic	$0.14	$3.01	$0.54	$2.81
Diluted	$0.13	$0.92	$0.49	$1.01
Pro forma net income per common share:
Basic	$0.14	$3.01	$0.53	$2.78
Diluted	$0.13	$0.92	$0.48	$1.00

*	Net of taxes and minority interest

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for CELP unit and Company common stock grants in 2004:

	Crosstex	Crosstex
	Energy, Inc.	Energy, L.P.

Options granted	33,636	455,694
Weighted average dividend yield	5.8%	6.4%
Weighted average expected volatility	28%	24%
Weighted average risk free interest rate	3.14%	3.24%
Weighted average expected life	5	5
Contractual life	10	10
Weighted average of fair value of unit options granted	$3.77	$3.12

      The Company granted options to its directors in 2004 in connection with its initial public offering.

      The Company modified certain outstanding options attributable to its shares of common stock in the first quarter of 2003, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of the options. The total number of CEI options which were modified was approximately 364,000. These modified options have been accounted for using variable accounting as of the option modification date. The Company accounted for the modified options as variable options until the holders elected to cash out the options or the election to cash out the options lapsed. The Company paid the intrinsic value of the options for the holders who elected to cash out their options. December 31, 2003 was the last valuation date that a holder of modified options could elect the cash-out alternative. Beginning in the first quarter of 2003, the Company recognized stock compensation expense based on the estimated fair value of the modified options at period end. The Company recognized stock-based compensation expense of approximately $1.6 million and $4.6 million related to the variable options for the three and nine months ended September 30, 2003, respectively. Effective January 1, 2004, the remaining modified options are accounted for as fixed options.

      In February 2004, 75,000 restricted shares in the Company were issued to senior management under its long-term incentive plan with an intrinsic value of $2.2 million. These restricted shares vest over a five-year period and the intrinsic value of the units is amortized into stock-based compensation expense over the vesting period. In February 2004, 1,406 Partnership restricted units with an intrinsic value of $29,000 were issued to a director, at his election, for his 2004 annual director fee as a director for the Partnership. These restricted units were vested upon issuance and the intrinsic value of the units was charged to stock-based compensation expense.

(e)	Earnings Per Share and Anti-Dilutive Computations

      Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 and 2003. The computation of diluted earnings per share further assumes the dilutive effect of common share options.

      In conjunction with the Company’s initial public offering, the Company affected a two-for-one split. All share amounts for prior periods presented herein have been restated to reflect this stock split.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic earnings per share:
Weighted average shares outstanding	12,134	3,486	11,727	3,486
Diluted earnings per share:
Weighted average shares outstanding	12,134	3,486	11,727	3,486
Dilutive effect of exercise of options outstanding	709	620	732	560
Dilutive effect of restricted shares	75	—	72	—
Dilutive effect of preferred stock conversion to common shares	—	8,227	361	8,200

Diluted shares	12,918	12,333	12,892	12,246

      All outstanding common shares were included in the computation of diluted earnings per common share.

(f)	Cash Distributions from the Partnership

      In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48% of amounts we distribute in excess of $0.375 per unit. Incentive distributions totaling $1,474,000 and $3,728,000 were earned by the Company as general partner for the three months and nine months ended September 30, 2004. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

(g)	New Accounting Pronouncement

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

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Restatement of Previously Issued Financial Statements

      In July 2004, we determined that clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from the Partnership’s accounts payable, accounts receivable and accrued gas purchases, resulting in a decrease in the Partnership’s net income of $1.7 million for the year ended December 31, 2002. Taking into effect the impact of this change on the Company’s income taxes and gain on issuance of units of the Partnership, this resulted in a decrease in net income of $0.4 million for the Company in 2002. As a result of correcting these errors, we have restated our consolidated balance sheet and consolidated statements of changes in stockholders’ equity for the year ended December 31, 2003 which are included in our Form 10 K/ A filed on August 23, 2004.

(3)	Significant Asset Purchases and Acquisitions

      On April 1, 2004, the Partnership acquired through its wholly-owned subsidiary Crosstex Louisiana Energy, L.P., the LIG Pipeline Company and its subsidiaries (LIG Inc., Louisiana Intrastate Gas Company, L.L.C., LIG Chemical Company, LIG Liquids Company, L.L.C. and Tuscaloosa Pipeline Company) (collectively, “LIG”) from American Electric Power (“AEP”) in a negotiated transaction for $73.5 million. LIG consists of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to south and southeast Louisiana. The Partnership financed the acquisition through borrowings under its amended bank credit facility. The Partnership has accounted for this acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. The Partnership financed the acquisition in April through borrowings under its amended bank credit facility.

      We have utilized the purchase method of accounting for this acquisition with an acquisition date of April 1, 2004. The purchase price and our preliminary allocation thereof are as follows (in thousands):

Cash paid to AEP	$70,509
Lease obligations bought out	451
Transaction costs	2,514

Total Purchase Price	$73,474

Assets acquired:
Current assets	$45,602
Property plant & equipment	91,953
Intangibles	1,000
Liabilities assumed:
Current liabilities	(51,857)
Deferred tax liability	(13,224)

Total Purchase Price	$73,474

      The purchase price allocation for the LIG acquisition has not been finalized because the Partnership’s valuation consultant has not issued its report related to the purchase price allocation. The new entities the Partnership formed to acquire LIG Pipeline Company and its subsidiaries are treated as taxable corporations for income tax purposes. A deferred tax liability of $13.2 million was recorded at the acquisition date. The deferred tax liability represents future taxes payable on the difference between the tax fair market value and tax basis of the net assets acquired based on our preliminary purchase price allocation.

      On June 30, 2003, the Partnership completed the acquisition of certain assets from Duke Energy Field Services, L.P. (“DEFS”) for $68.1 million, including the effect of certain purchase price adjustments. The

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Unaudited Pro Forma

	Three Months Ended	Nine Months Ended
	September 30	September 30

	2003	2004	2003

Revenue	$483,709	$1,551,053	$1,470,874
Net income	$10,347	$5,880	$9,851
Net income per common share:
Basic	$2.72	$0.50	$2.05
Diluted	$0.84	$0.46	$0.80

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

      In connection with the formation of CDC, the Partnership agreed to loan the CDC Partner up to $1.5 million for their initial capital contribution. The loan bears interest at an annual rate of prime plus 2%. CDC makes payments directly to the Partnership attributable to CDC Partner’s 50% share of distributable cash flow to repay the loan. Any balance remaining on the note is due in August 2007. The current portion of loan receivable of $575,000 from the CDC Partner is included in current notes receivable as of September 30, 2004. The remaining balance of $1,060,000 is included in other non-current assets as of September 30, 2004.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      As of September 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Acquisition credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2004 and December 31, 2003 were 4.43% and 2.92%, respectively	$38,000	$20,000
Senior secured notes, weighted average interest rate of 6.95% and 6.93%, respectively	115,000	40,000
Note payable to Florida Gas Transmission Company	700	750

	153,700	60,750
Less current portion	(50)	(50)

Debt classified as long-term	$153,650	$60,700

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

      In October 2002, the Partnership entered into an interest rate swap covering a principal amount of $20 million for a period of two years. The Partnership is subject to interest rate risk on its acquisition credit facility. The interest rate swap reduces this risk by fixing the LIBOR rate, prior to credit margin, at 2.29%, on $20 million of related debt outstanding over the term of the swap agreement which expires on November 1, 2004. The Partnership has accounted for this swap as a cash flow hedge of the variable interest payments related to the $20 million of the acquisition credit facility outstanding. Accordingly, unrealized gains or losses relating to the swap which are recorded in other comprehensive income will be reclassified from other comprehensive income to interest expense over the period hedged. The fair value of the interest rate swap at September 30, 2004 was a $32,000 liability and is included in fair value of derivative liabilities.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Derivatives

      The Company manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

      The fair value of derivative assets and liabilities, excluding the interest rate swap, are as follows (in thousands):

	September 30,	December 31,
	2004	2003

Fair value of derivative assets — current	$10,211	$4,080
Fair value of derivative assets — long term	—	—
Fair value of derivative liabilities — current	(10,945)	(2,278)
Fair value of derivative liabilities — long term	(235)	—

Net fair value of derivatives	$(1,000)	$1,802

      Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes (not held for trading purposes) at September 30, 2004 (all quantities are expressed in British Thermal Units). The remaining term of the contracts extend no later than December 2005, with no single contract longer than six months. The Partnership’s counterparties to hedging contracts include UBS Financial, Morgan Stanley Capital Group, BP Corporation, Duke Energy Trading and Marketing, and AEP Energy Services. Changes in the fair value of the Partnership’s derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

September 30, 2004

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Cash Flow Hedge:
Natural gas swaps cash flow hedge	1,649,356	Fixed prices ranging from $4.85 to $7.07 settling against various Inside FERC Index prices	October 2004 — December 2005	$466
Natural gas swaps cash flow hedge	(2,335,000)		October 2004 — December 2005	$(1,791)

Total natural gas swaps cash flow hedge				$(1,325)

Natural gas liquids (“NGLS”) swaps cash flow hedge	(2,917,404)	Fixed prices ranging from $0.5113 to $0.9975 settling against Mt. Belvieu Average of daily postings (non-TET)	October 2004 — December 2004	$(524)

Total NGL swaps cash flow hedge				$(524)

Swing swaps mark to market hedges(a)	3,185,000	Fixed prices ranging from $5.795 to $5.99 settling against various Inside FERC Index prices	October 2004	$(56)
Physical offset to Swing swaps mark to market hedges	(3,185,000)		October 2004	$93

Total Swing swap cash flow hedge				$37

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Mark to Market derivatives:
Third party on-system financial swaps	3,994,000	Fixed prices ranging from $4.83 to $6.70 settling against various Inside FERC Index prices	October 2004 — June 2005	$3,891
Third party on-system financial swaps	(681,000)		October 2004 — June 2005	$(635)

Total third party on-system financial swaps				$3,256

Physical offset to third party on-system transactions	681,000	Fixed prices ranging from $4.675 to $6.93 settling against various Inside FERC Index prices	October 2004 — June 2005	$661
Physical offset to third party on-system transactions	(3,994,000)		October 2004 — June 2005	$(3,607)

Total physical offset to marketing trading transactions swaps				$(2,946)

Marketing trading financial swaps	310,000	Fixed prices ranging from $4.50 to $5.945 settling against various Inside FERC Index prices	October 2004 — March 2005	$355
Marketing trading financial swaps	(450,000)		October 2004 — March 2005	$(796)

Total marketing trading financial swaps				$(441)

Physical offset to marketing trading transactions	450,000	Fixed prices ranging from $4.52 to $5.885 settling against various Inside FERC Index prices	October 2004 — March 2005	$822
Physical offset to marketing trading transactions	(310,000)		October 2004 — March 2005	$(350)

Total physical offset to marketing trading transactions swaps				$472

Fair Value hedges:
Financial fair value hedges	(300,000)	Fixed prices ranging from $4.83 to $6.70 settling against various Inside FERC Index prices	February 2005	$(344)

Total financial fair value hedges				$(344)

Physical offset to fair value hedges	300,000	Fixed prices ranging from $4.675 to $6.93 settling against various Inside FERC	September 2004	$(1,522)
Physical offset to fair value hedges	(300,000)	Index prices	February 2005	$2,368

Total physical offset to marketing trading transactions swaps				$846

(a)	Swing swaps are used to hedge the price exposure the Partnership has when it buys or sells a volume of gas at a first of the month index price and the other side of the transaction is priced at a daily gas price during the month, or vice versa. The swing swap functions to hedge against this exposure by buying or selling a swap to balance the quantity of gas the Partnership is buying and selling on a daily and fixed price basis.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Maturity Periods

	Less Than	One to	Two to	Total
	One Year	Two Years	Three Years	Fair Value

September 30, 2004	$30	—	—	$30
December 31, 2003	$(26)	—	—	$(26)

(7)	Transactions with Related Parties

Camden Resources, Inc.

      The Partnership treats gas for, and purchases gas from Camden Resources, Inc. (Camden). Camden is an affiliate of the Partnership by way of equity investments made in Camden by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P., collectively the major shareholder in the Company. During the three months ended September 30, 2004 and 2003, the Partnership purchased natural gas from Camden in the amount of approximately $10.3 million and $1.5 million, respectively, and received approximately $565,000 and $470,000 in treating fees from Camden. The Partnership purchased natural gas from Camden in the amount of approximately $28.5 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively, and received approximately $1.8 million and $1.0 million in treating fees from Camden.

Crosstex Pipeline Partners, L.P.

      The Partnership had related-party transactions with Crosstex Pipeline Partners, L.P. (CPP), as summarized below:

•	During the three months ended September 30, 2004 and 2003, the Partnership bought natural gas from CPP in the amount of approximately $2.9 million and $2.3 million and paid for transportation of approximately $13,500 and $7,000, respectively, to CPP. During the nine months ended September 30, 2004 and 2003, the Partnership bought natural gas from CPP in the amount of approximately $8.4 million and $6.2 million and paid for transportation of approximately $35,000 and $31,000, respectively, to CPP.

•	During the three months ended September 30, 2004 and 2003, the Partnership received a management fee from CPP of $31,000 in each period. During the nine months ended September 30, 2004 and 2003, the Partnership received a management fee from CPP of $94,000 in each period.

•	During the three months ended September 30, 2004 and 2003, the Partnership received distributions from CPP in the amount of approximately $41,000 and $26,000, respectively. During the nine months ended September 30, 2004 and 2003, the Partnership received distributions from CPP in the amount of approximately $91,000 and $84,000, respectively.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments and Contingencies

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

      The Partnership receives notices from pipeline companies from time to time of gas volume allocation corrections related to gas deliveries on their pipeline systems. These allocation corrections normally have little impact on the Partnership’s gross margin because the Partnership balances its purchases and sales in the pipelines and both the purchase and sale on the pipeline system require corrections. As of December 31, 2003, a subsidiary of the Partnership was involved in a dispute related to one such allocation correction with a pipeline company and a customer on that pipeline. As of December 31, 2003, the Company had recorded a receivable of $1.2 million in other current receivables and a liability of $1.2 million in other current liabilities related to this allocation correction. The Partnership resolved this dispute during the second quarter of 2004 at no loss to the Partnership.

      In May, 2003, four landowner groups filed suit against us in the 267th Judicial District Court in Victoria County, Texas seeking damages related to the expiration of an easement for a segment of one of the Partnership’s pipelines located in Victoria County, Texas. In 1963, the original owners of the land granted an easement for a term of 35 years, and the prior owner of the pipeline failed to renew the easement. The Partnership filed a condemnation counterclaim in the District Count suit and it filed, in a separate action in

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the County Court, a condemnation suit seeking to condemn a 1.38 mile long easement across the land. Pursuant to condemnation procedures under the Texas Property Code, three special commissioners were appointed to hold a hearing to determine the amount of the landowner’s damages. In August 2004 a hearing was held and the special commissioners awarded damages to the current landowners in the amount of $877,500. The Partnership has timely objected to the award of the special commissioners and the condemnation case will now be tried in the County Court. The damages award by the special commissioners will have no effect and cannot be introduced as evidence in the trial. The trial court will determine the amount that the Partnership will pay the current landowners for an easement across their land and will determine whether or not and to what extent the current landowners are entitled to recover any damages for the time period that there was not an easement for the pipeline on their land. Under the Texas Property Code, in order to maintain possession of and continued use of the pipeline until the matter has been resolved in the trial court, the Partnership was required to post bonds and cash, each totaling the amount of $877,500, which is the amount of the special commissioners award. If damages related to this matter are less than such posted amount, the excess posted funds will be returned to the Partnership. The Partnership is not able to predict the ultimate outcome of this matter.

(9)	Segment Information

      Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Midstream and Treating. The Midstream segment consists of the Partnership’s natural gas gathering and transmission operations and includes the Mississippi System, the Conroe System, the Gulf Coast System, the Corpus Christi System, the Gregory Gathering System located around the Corpus Christi area, the Arkoma system in Oklahoma, the Vanderbilt System located in south Texas, the LIG pipelines and processing plants located in Louisiana, and various other small systems. Also included in the Midstream segment are the Partnership’s Producer Services operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating segment generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Included in the Treating division are four gathering systems that are connected to the treating plants and the non-operated Seminole plant located in Gaines County, Texas.

      The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Corporate expenses are allocated to the segments on a pro rata basis based on assets. Inter-segment sales are at cost.

CROSSTEX ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant non-cash items.

	Midstream	Treating	Totals

	(In thousands)
Three months ended September 30, 2004:
Sales to external customers	$501,004	$7,880	$508,884
Inter-segment sales	1,655	(1,655)	—
Interest expense	2,823	46	2,869
Stock-based compensation expense	239	50	289
Impairment	981	—	981
Depreciation and amortization	2,483	3,677	6,160
Segment profit (loss)	3,341	1,301	4,642
Segment assets	461,655	83,217	544,872
Capital expenditures	6,064	5,670	11,734
Three months ended September 30, 2003:
Sales to external customers	$276,222	$6,976	$283,198
Inter-segment sales	2,405	(2,405)	—
Interest expense	1,216	31	1,247
Stock-based compensation expense	1,262	315	1,577
Depreciation and amortization	2,885	1,220	4,105
Segment profit (loss)	1,549	1,302	2,851
Segment assets	284,614	66,617	351,231
Capital expenditures	8,847	2,259	11,106
Nine months ended September 30, 2004:
Sales to external customers	$1,327,181	$22,592	$1,349,773
Inter-segment sales	4,493	(4,493)	—
Interest expense	6,063	103	6,166
Stock-based compensation expense	636	133	769
Impairment	981	—	981
Depreciation and amortization	10,747	5,752	16,499
Segment profit (loss)	10,556	5,457	16,013
Segment assets	461,655	83,217	544,872
Capital expenditures	12,317	14,701	27,018
Nine months ended September 30, 2003:
Sales to external customers	$745,567	$17,453	$763,020
Inter-segment sales	5,492	(5,492)	—
Interest expense	1,931	47	1,978
Stock-based compensation expense	3,719	930	4,649
Depreciation and amortization	6,750	2,551	9,301
Segment profit (loss)	3,976	2,379	6,355
Segment assets	284,614	66,617	351,231
Capital expenditures	20,512	6,623	27,135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Partnership has two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast and in Mississippi and Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while its Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications. For the nine months ended September 30, 2004, 77% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its business because its business is generally to gather, process, transport, market or treat gas for a fee or a buy-sell margin.

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

The Partnership then transports and resells the gas. The resale price is based on the same index price at which the gas was purchased, and, if the Partnership is to be profitable, at a smaller discount or larger premium to the index than it was purchased. The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction. The Partnership’s gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk” below for a discussion of how the Partnership manages its business to reduce the impact of price volatility.

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

      The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 55% (including the Seminole Plant, which contributed 32% of the operating income) of the operating income in its Treating division for the nine months ended September 30, 2004;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 41% of the operating income in its Treating division for the nine months ended September 30, 2004; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 4% of the operating income in its Treating division for the nine months ended September 30, 2004.

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

      In April 2004, the Partnership acquired LIG Pipeline Company and its subsidiaries (collectively, “LIG”) from a subsidiary of American Electric Power (“AEP”) for $73.5 million in cash. The principal assets acquired consist of approximately 2,000 miles of gas gathering and transmission systems located in Louisiana and five processing plants, three of which are currently idle, that have a total processing capability of 663,000 MMbtu/d. The system has a throughput capacity of 900,000 MMbtu/d and average throughput at the time of the Partnership’s acquisition was approximately 560,000 MMbtu/d. Customers include power plants, municipal gas systems, and industrial markets located principally in the industrial corridor between New Orleans and Baton Rouge. The LIG system is connected to several interconnected pipelines and the Jefferson Island Storage facility providing access to additional system supply. The Partnership financed the LIG acquisition through borrowings under its bank credit facility.

Results of Operations

      Set forth in the table below is certain financial and operating data for the Midstream and Treating segments for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions, except volume amounts)
Midstream revenues	$501.0	$276.2	$1,327.2	$745.6
Midstream purchased gas	478.5	264.0	1,266.6	715.5

Midstream gross margin	22.5	12.2	60.6	30.1

Treating revenues	7.8	7.0	22.6	17.5
Treating purchased gas	1.2	1.9	4.1	6.3

Treating gross margin	6.6	5.1	18.5	11.2

Total gross margin	$29.1	$17.3	$79.1	$41.3

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,309,000	675,000	1,285,000	643,000
Processing	428,000	134,000	419,000	126,000
Producer services	224,000	274,000	209,000	263,000
Treating Volumes (MMBtu/d)	78,000	94,000	80,000	91,000

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Gross Margin. Midstream gross margin was $22.5 million for the three months ended September 30, 2004 compared to $12.2 million for the three months ended September 30, 2003, an increase of $10.3 million, or 84%. The majority of this increase was due to the acquisition of the LIG assets on April 1, 2004, which added $8.8 million to midstream gross margin. The volume growth of 878 MMBtu/s, or 81%, was primarily due to the LIG assets. In addition to the volume growth, we realized higher margins on processed liquids across all of the gas plants. Basket liquid prices averaged $0.805 per gallon for third quarter 2004 compared to $0.742 per gallon for the same period in 2003, which represents a 9% increase.

      Treating gross margin was $6.6 million for the three months ended September 30, 2004 compared to $5.1 million in the same period in 2003, an increase of $1.5 million, or 29%. The majority of the increase was a result of placing 38 new plants in service since September 30, 2003, which generated an additional $1.8 million in gross margin for the quarter. The increase was partially offset by a decrease in gross margin of $0.4 million due to plants that were taken out of service or plants that had reduced throughput for the comparative periods. The gross margin from the Seminole Plant increased $0.3 million during the third quarter of 2004 as compared to the corresponding quarter in 2003 due to increases in liquid prices.

      Operating Expenses. Operating expenses were $10.0 million for the three months ended September 30, 2004, compared to $6.5 million for the three months ended September 30, 2003, an increase of $3.5 million, or 55%. An increase of $3.1 million was associated with the acquisition of the LIG assets. Costs for our technical services and general operations support increased by approximately $0.9 million due to staff additions to operate the LIG assets and to manage other construction projects. The growth in 38 treating plants in service increased operating expenses by $0.5 million. These increases were partially offset by a reduction in operating expenses of $1.0 million associated with the bad debt reserve recorded in 2003 for the receivable from Enron.

      General and Administrative Expenses. General and administrative expenses were $5.3 million for the three months ended September 30, 2004 compared to $2.7 million for the three months ended September 30, 2003, an increase of $2.6 million, or 93%. The primary reason for the increase was due to increases in wages and related costs of approximately $1.8 million for staff additions associated with the requirements of LIG and growth in the Partnership’s treating business. General and administrative expenses also increased due to costs associated with Sarbanes Oxley compliance totaling $0.3 million.

      Stock-Based Compensation. Stock-based compensation expense decreased from $1.6 million in the third quarter of 2003 to $0.3 million in the third quarter of 2004. During 2003, certain of our outstanding options were accounted for using variable accounting due to a “cash-out” modification offered for such options and stock compensation expense was recognized because the estimated fair value of the options increased during 2003. The “cash-out” modification offered during 2003 that caused the variable accounting treatment expired on December 31, 2003 and, effective January 1, 2004, our remaining options are accounted for as fixed options. Stock-based compensation recognized in 2004 represents the amortization of costs associated with awards under long-term incentive plans, including restricted units and option grants with exercise prices below market prices on the grant date.

      Gain on Sale of Property. During the third quarter of 2004, the Partnership sold one small gathering system and recognized a net gain on sale of $287,000.

      Impairment. An impairment of $981,000 was recognized during the three months ended September 30, 2004 related to a processing plant that is owned directly by the Company. This plant has been inactive since late 2002 when the operator of the wells behind the plant cancelled its drilling plan for the area. An impairment on the contracts associated with the plant was recorded in 2002 but the value of the plant was not impaired because we intended to restart or relocate the plant. Drilling activity has increased in the area near the plant and processing margins have improved during 2004 so management decided to more fully evaluate the cost of restarting this idle plant. During the third quarter of 2004 management determined that it would be more commercially feasible to put a new plant at the plant site than to invest the capital necessary to restart the plant. If we do not plan to restart the plant, our engineers’ estimate that the plant would receive very little, if any, value upon the sale of the plant. Therefore, we have impaired the full value of the plant during the third quarter of 2004.

      Depreciation and Amortization. Depreciation and amortization expenses were $6.2 million for the three months ended September 30, 2004 compared to $4.1 million for the three months ended September 30, 2003, an increase of $2.1 million, or 50%. The increase related to the LIG assets was $1.1 million. New treating plants placed in service resulted in an increase of $0.5 million. The remaining $0.5 million increase in depreciation and amortization is a result of expansion projects and other new assets, including the expansion of the Gregory Plant and treating plants.

      Interest Expense. Interest expense was $2.9 million for the three months ended September 30, 2004 compared to $1.2 million for the three months ended September 30, 2003, an increase of $1.7 million, or 130%. The increase relates primarily to an increase in debt outstanding and due to higher interest rates between three-month periods (weighted average rate of 6.62% in 2004 compared to 4.17% in 2003).

      Gain on issuance of units in the Partnership. The Partnership issued additional common units in a public offering in September 2003. The offering price for these additional common units was greater than our equivalent carrying value for our interest in the Partnership and, as a result, our share of the net assets of the Partnership increased by $18.1 million. Accordingly, we recognized an $18.1 million gain during the third quarter of 2003. There was no such gain during 2004.

      Income taxes. Income tax expense, which is based on an effective tax rate of 35%, was $1.0 million for the three months ended September 30, 2004 compared to $8.2 million for the three months ended September 30, 2003, due to the decrease in income subject to taxes between periods due to the $18.1 million gain on issuance of units of the Partnership recognized in 2003.

      Interest of Non-Controlling Partners in the Partnership’s Net Income. The interest of non-controlling partners in the Partnership’s net income increased to $2.0 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003 because the Partnership’s net income increase by $2.0 million between comparable three-month periods and the non-controlling partners’ ownership in the Partnership increased from 31.5% to 43.8% over such periods as a result of the issuance of additional common units to the public shareholders in September 2003. The increases related to Partnership net income and non-controlling partner ownership were partially offset by the impact of a $1.1 million increase in incentive distributions earned by the Company during the third quarter of 2004 as compared to the third quarter of 2003 as general partner in the Partnership.

      Net Income. Net income for the three months ended September 30, 2004 was $1.7 million compared to $11.4 million for the three months ended September 30, 2003, a decrease of $9.7 million. This decrease was primarily due to the $18.1 million gain on issuance of units of the Partnership recognized in 2003. There was no such gain in 2004. Our gross margin increased by $11.8 million between comparative quarters and stock-based compensation expense decreased by of $1.3 million. We realized increases in ongoing cash costs for operating expenses of $3.5 million, general and administrative expenses of $2.6 million and interest expense of $1.7 million as discussed above. Net income was further impacted by a $2.1 million increase in depreciation and amortization, a $1.2 million decrease in income tax expense and a $0.7 million increase in interest of non-controlling partners in the Partnership’s net income.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Gross Margin. Midstream gross margin was $60.6 million for the nine months ended September 30, 2004 compared $30.1 million for the nine months ended September 30, 2003, an increase of $30.5 million, or 101%. The largest portion of this increase was due to the acquisition of the LIG assets on April 1, 2004, and the DEFS assets on June 30, 2003, which added an incremental $16.9 million and $5.4 million, respectively, to midstream gross margin. The volume growth of 881 MMBtu/d, or 85%, was primarily due to the acquired LIG and DEFS assets. Higher margins from strong liquid commodity prices bolstered results across all of the gas processing plants. Basket liquid prices averaged $0.867 per gallon for 2004 compared to $0.776 per gallon for 2003, which represents a 12% increase.

      Treating gross margin was $18.5 million for the nine months ended September 30, 2004 compared to $11.2 million in the same period in 2003, an increase of $7.3 million, or 65%. Of this increase, $4.2 million was due to the Seminole Plant, which was one of the assets acquired from DEFS. Also contributing to the significant growth was the placement of an additional 38 plants in service since September 30, 2003. The plant additions generated $3.8 million in gross margin. These increases were partially offset by a decrease in gross margin of $0.9 million due to plants that were taken out of service or plants that had reduced throughput for the comparative periods. As mentioned previously, there are three different types of contract arrangements for our treating plants. During this nine month reporting period, the volumetric fee arrangements have decreased from 52% of operating income in 2003 to 23% in 2004 while the fixed fee plants have increased from 34% to 41% of operating income, respectively. This change provides more revenue stability, reducing the exposure to production declines and disruptions. Additionally, during this nine month reporting period, the Seminole Plant has increased from 14% of operating income in 2003 to 32% of operating income in 2004, and non-operated plants have decreased from 5% to 4% of operating income, respectively. The Seminole Plant was only in operation for three of the nine months in 2003.

      Operating Expenses. Operating expenses were $26.6 million for the nine months ended September 30, 2004 compared to $13.1 million for the nine months ended September 30, 2003, an increase of $13.5 million, or 103%. Increases of $3.0 million and $6.1 million were associated with the acquisition of assets from DEFS and LIG assets, respectively. General operations expense was $4.0 million for 2004 compared to $1.2 million for 2003. The $2.8 million increase was related to $1.7 million in higher technical services support required by the acquired assets as well as $0.4 million of additional expenditures related to the pipeline integrity program. The growth in treating plants in service increased operating expenses by $1.9 million. These increases were partially offset by a reduction in operating expenses of $1.0 million associated with the bad debt reserve recorded in 2003 for the receivable from Enron.

      General and Administrative Expenses. General and administrative expenses were $14.1 million for the nine months ended September 30, 2004 compared to $7.4 million for the nine months ended September 30, 2003, a increase of $6.7 million, or 91%. The increase was primarily due to increases in wages and related costs of approximately $3.3 million for staff additions associated with the requirements of the LIG and DEFS acquisitions and growth in the Partnership’s treating business and its other assets as discussed above. General and administrative expenses also increased due to costs associated with Sarbanes Oxley compliance totaling $0.5 million.

      Stock-based Compensation. Stock-based compensation expense decreased from $4.6 million for the nine months ended September 30, 2003 to $0.8 million for the nine months ended September 30, 2004. During 2003, certain of our outstanding options were accounted for using variable accounting due to a “cash-out” modification offered for such options and stock compensation expense was recognized because the estimated fair value of the options increased during 2003. The “cash-out” modification offered during 2003 that caused the variable accounting treatment expired on December 31, 2003 and, effective January 1, 2004, our remaining options are accounted for as fixed options. Stock-based compensation recognized in 2004 represents the amortization of costs associated with awards under long-term incentive plans, including restricted units and option grants with exercise prices below market prices on the grant date.

      (Profit) Loss on Energy Trading Activities. The profit on energy trading activities was $1.8 million for the nine months ended September 30, 2004 compared to $1.5 million for the nine months ended September 30, 2003. Included in these amounts are realized margins on delivered volumes in the producer services “off-system” gas marketing operations of $1.5 million in the first nine months of 2004 and $1.9 million in the first nine months of 2003, a decrease of $0.4 million. The loss in 2003 also includes an additional reserve of $1.0 million charged against the Enron receivable.

      Gain on Sale of Property. In the first nine months of 2004, the Partnership sold two small gathering systems and recognized a net gain on sale of $12,000.

      Impairment. An impairment of $981,000 was recognized during the three months ended September 30, 2004 related to a processing plant that is owned directly by the Company. This plant has been inactive since late 2002 when the operator of the wells behind the plant cancelled its drilling plan for the area. An impairment on the contracts associated with the plant was recorded in 2002 but the value of the plant was not impaired because we intended to restart or relocate the plant. Drilling activity has increased in the area near the plant and processing margins have improved during 2004 so management decided to more fully evaluate the cost of restarting this idle plant. During the third quarter of 2004 management determined that it would be more commercially feasible to put a new plant at the plant site than to invest the capital necessary to restart the plant. If we do not plan to restart the plant, our engineers’ estimate that the plant would receive very little, if any, value upon the sale of the plant. Therefore, we have impaired the full value of the plant during the third quarter of 2004.

      Depreciation and Amortization. Depreciation and amortization expenses were $16.5 million for the nine months ended September 30, 2004 compared to $9.3 million for the nine months ended September 30, 2003, an increase of $7.2 million, or 77%. The increase related to the DEFS assets was $2.5 million and the increase related to the LIG assets was $2.3 million. New treating plants placed in service resulted in an increase of $1.2 million. The remaining $1.2 million increase in depreciation and amortization is a result of expansion projects and other new assets, including the expansion of the Gregory Plant.

      Interest Expense. Interest expense was $6.2 million for the nine months ended September 30, 2004 compared to $2.0 million for the nine months ended September 30, 2003, an increase of $4.2 million, or 212%. The increase relates primarily to an increase in debt outstanding and due to higher interest rates between nine-month periods (weighted average rate of 5.78% in 2004 compared to 5.07% in 2003).

      Gain on issuance of units in Partnership. The Partnership issued additional common units in a public offering in September 2003. The offering price for these additional common units was greater than our equivalent carrying value for our interest in the Partnership and, as a result, our share of the net assets of the Partnership increased by $18.1 million. Accordingly, we recognized an $18.1 million gain during the nine months ended September 30, 2003. There was no such gain during 2004.

      Income taxes. Income tax expense, which is based on an effective tax rate of 35%, was $3.5 million for the nine months ended September 30, 2004 compared to $8.8 million for the nine months ended September 30, 2003 due to the decrease in income subject to taxes between periods due to the $18.1 million gain on issuance of units of the Partnership recognized in 2003.

      Interest of Non-Controlling Partners in the Partnership’s Net Income. The interest of non-controlling partners in the Partnership’s net income increased to $6.2 million for the nine months ended September 30, 2004 compared to $3.1 million for the nine months ended September 30, 2003 because the Partnership’s net income increase by $7.9 million between comparable nine-month periods and the non-controlling partners’ ownership in the Partnership increased from 31.5% to 43.8% over such periods as a result of the issuance of additional common units to the public shareholders in September 2003. The increases related to Partnership net income and non-controlling partner ownership were partially offset by the impact of $3.3 million increase in incentive distributions earned by the Company for the nine months ended September 30, 2004 as compared to the same period of 2003 as general partner in the Partnership.

      Net Income. Net income for the nine months ended September 30, 2004 was $6.3 million compared to $12.5 million for the nine months ended September 30, 2003, a decrease of $6.2 million. This decrease was primarily due to the $18.1 million gain on issuance of units of the Partnership recognized in 2003. There was no such gain in 2004. Our gross margin increased by $37.8 million between comparative nine-month periods and stock-based compensation expense decreased by $3.8 million. We realized increases in ongoing cash costs for operating expenses of $13.5 million, general and administrative expenses of $6.7 million and interest expense of $4.2 million as discussed above. Net income was further impacted by a $7.2 million increase in depreciation and amortization, a $5.3 million decrease in income tax expense and a $3.1 million increase in interest of non-controlling partners in the Partnership’s net income.

Critical Accounting Policies

      Information regarding the Company’s Critical Accounting Policies is included in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

      Cash Flows. Net cash provided by operating activities was $17.2 million for the nine months ended September 30, 2004 compared to cash provided by operations of $20.5 million for the nine months ended September 30, 2003. Income before non-cash income and expenses was $33.6 million in 2004 and $19.4 million in 2003. Changes in working capital used $16.4 million in cash flows from operating activities in 2004 and provided $1.1 million in cash flows from operating activities in 2003. Income before non-cash income and expenses increased between periods primarily due to asset acquisitions as discussed in “Results of Operations — Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.” Changes in working capital are primarily due to the timing of collections at the end of the quarterly periods. We collect and pay large receivables and payables at the end of each calendar month and the timing of these payments and receipts may vary by a day or two between month-end periods, causing these fluctuations. Some large receivables were not collected until the first few days of October 2004 causing an increase in the use of working capital for the nine months ended September 30, 2004.

      Net cash used in investing activities was $100.1 million and $98.6 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities during 2004 related to the LIG acquisition, refurbishment and installation of treating plants, the connection of new wells to various systems, pipeline integrity projects, pipeline relocation projects and various other internal growth projects. During 2003, net cash used in investing activities primarily related to the DEFS acquisition and other costs related to internal growth projects including the Gregory plant expansion and buying, refurbishing and installing treating plants. Our estimated capital spending for the fourth quarter of 2004 is expected to be consistent with our expenditure levels during the second and third quarters of 2004.

      Net cash provided by financing activities was $96.3 million for the nine months ended September 30, 2004 compared to $74.8 million provided by financing activities for the nine months ended September 30, 2003. Net borrowings of $93.0 million were used to fund the LIG acquisition and the internal growth projects discussed above. In conjunction with our initial public offering in January 2004, we received net proceeds from the issuance of common stock of $5.3 million, received repayment of shareholder notes of $4.9 million, and paid preferred dividends of $3.6 million. We also paid common dividends of $7.6 million in the first nine months of 2004. The Partnership incurred $1.1 million in debt issuance costs during the first nine months of 2004 associated with the $80 million increase in its bank borrowing base and the private placement offering of $75.0 million in senior secured notes with Prudential Capital Group. Distributions to non-controlling partners in the Partnership totaled $9.7 million in the first nine months of 2004, compared to distributions in the first nine months of 2003 totaling $2.6 million. Drafts payable increased by $14.4 million providing cash for financing activities for the nine months ended September 30, 2004 as compared to $5.8 million for the nine months ended September 30, 2003. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.

      In October 2004, the Partnership declared a third quarter 2004 distribution of $0.43 per unit to be paid on November 18, 2004. The Company will receive approximately $6.0 million from this distribution attributable to its general partner interest, subordinated units and common units in the Partnership. The Company declared a third quarter dividend of $0.35 per common share to be paid on November 18, 2004.

      Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2004.

Indebtedness

      As of September 30, 2004 and December 31, 2003, long-term debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003

Acquisition credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2004 and December 31, 2003 were 4.43% and 2.92%, respectively	$38,000	$20,000
Senior secured notes, weighted average interest rate of 6.95% and 6.93% at September 30, 2004 and December 31, 2003, respectively	115,000	40,000
Note payable to Florida Gas Transmission Company	700	750

	153,700	60,750
Less current portion	(50)	(50)

Debt classified as long-term	$153,650	$60,700

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

Disclosure Regarding Forward-Looking Statements

      This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect our performance and results of operations:

•	our only cash-generating assets are our partnership interests in the Partnership, and our cash flow is therefore completely dependent upon the ability of the Partnership to make distributions to its partners;

•	the value of our investment in the Partnership depends largely on the Partnership’s being treated as a partnership for federal income tax purposes;

•	the amount of cash distributions from the Partnership that we will be able to distribute to you will be reduced by our expenses, including federal corporate income taxes and the costs of being a public company, and reserves for future dividends;

•	so long as we own the general partner of the Partnership, we are prohibited by an omnibus agreement with the Partnership from engaging in the business of gathering, transmitting, treating, processing, storing and marketing natural gas and transporting, fractionating, storing and marketing NGLs, except to the extent that the Partnership, with the concurrence of its independent directors comprising its conflicts committee, elects not to engage in a particular acquisition or expansion opportunity;

•	in our corporate charter, we have renounced business opportunities that may be pursued by the Partnership or by affiliated stockholders that hold a majority of our common stock;

•	substantially all of our partnership interest in the Partnership is subordinated to the common units, and during the subordination period, our subordinated units will not receive any distributions in a quarter until the Partnership has paid the minimum quarterly distribution of $0.25 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding common units;

•	the Partnership may not have sufficient cash after the establishment of cash reserves and payment of its general partner’s fees and expenses to pay the minimum quarterly distribution each quarter,

•	if the Partnership is unable to contract for new natural gas supplies, it will be unable to maintain or increase the throughput levels in its natural gas gathering systems and asset utilization rates at its treating and processing plants to offset the natural decline in reserves;

•	the Partnership’s profitability is dependent upon the prices and market demand for natural gas and NGLs, which are beyond its control and have been volatile;

•	the Partnership’s future success will depend in part on its ability to make acquisitions of assets and businesses at attractive prices and to integrate and operate the acquired business profitably;

•	since the Partnership is not the operator of certain of our assets, the success of the activities conducted at such assets are outside its control;

•	the Partnership operates in very competitive markets and encounters significant competition for natural gas supplies and markets;

•	the Partnership is subject to risk of loss resulting from nonpayment or nonperformance by its customers or counterparties;

•	the Partnership may not be able to retain existing customers, especially key customers, or acquire new customers at rates sufficient to maintain our current revenues and cash flows;

•	the construction of gathering, processing and treating facilities requires the expenditure of significant amounts of capital and subjects the Partnership to construction risks and risks that natural gas supplies will not be available upon completion of the facilities;

•	the Partnership’s business is subject to many hazards and operational risks, some of which may not be covered by insurance. The Partnership’s operations are subject to many hazards inherent in the gathering, compressing, treating and processing of natural gas and storage of residue gas, including damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters and acts of terrorism; inadvertent damage from construction and farm equipment; leaks from natural gas, NGLs and other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. The Partnership is not fully insured against all risks incident to our business. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition; and

•	the Partnership is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

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

      Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and natural gas liquids (NGL’s). In addition, we are also exposed to the risk of changes in interest rates on our floating rate debt.

      Commodity price risk: Approximately 8.3% of the natural gas we purchase for resale is purchased on a percentage of the relevant natural gas price index, as opposed to a fixed discount to that price. As a result of purchasing the gas at a percentage of the index price, our margins are higher during periods of higher natural gas prices and lower during periods of lower natural gas prices. We have hedged relatively all of our exposure to gas price fluctuations through the end of 2005.

      Another price risk we face is the risk of mismatching volumes of gas bought or sold on a monthly price versus volumes bought or sold on a daily price. We enter each month with a balanced book of gas bought and sold on the same basis. However, it is normal to experience fluctuations in the volumes of gas bought or sold under either basis, which leaves us with short or long positions that must be covered. We use financial swaps to mitigate the exposure at the time it is created to maintain a balanced position.

      We have commodity price risk associated with our processed volumes of natural gas. We currently process gas under four main types of contractual arrangements:

1. Keep-whole contracts: Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost

(“shrink”) in processing. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. We control our risk on our current keep-whole contracts through our ability to bypass processing when it is not profitable for us. Based on the assumptions that all streams are processed each month and other variables such as shrink and plant efficiency are static, a change of $0.01 in NGL prices offset by a change of $0.10 in gas prices would create in impact on gross margin of approximately $300,000 for gas processed under these arrangements for a three-months period.

2. Percent of proceeds contracts: Under these contracts, Crosstex receives a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of proceeds contracts, but decline during periods of low NGL prices. A change of $0.01 in NGL prices would have impacted our margins by $24,000 under such contracts for a three-month period.

3. Theoretical processing contracts: Under these contracts, we stipulate with the producer the assumptions under which we will assume processing economics for settlement purposes, independent of actual processing results or whether the stream was actually processed. These contracts tend to have an inverse result to the keep-whole contracts, with better margins as processing economics worsen. For a three-month period, a change of $0.01 in NGL prices offset by a change of $0.10 in gas prices would have changed our margins by $85,000 for gas processed under these arrangements.

4. Fee based contracts: Under these contracts we have no commodity price exposure, and are paid a fixed fee per unit of volume that is treated or conditioned. Fee based contracts contributed approximately $3.2 million of gross margin for the three months ended September 30, 2004.

      Our primary commodity risk management objective is to reduce volatility in our cash flows. We maintain a Risk Management Committee, including members of senior management, which oversees all hedging activity. We enter into hedges for natural gas and natural gas liquids using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our Risk Management Committee. Hedges to protect our processing margins are generally for a more limited time frame than is possible for hedges in natural gas, as the financial markets for NGLs are not as developed as the markets for natural gas. Such hedges generally involve taking a short position with regard to the relevant liquids and an offsetting short position in the required volume of natural gas.

      The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (1) sales volumes are less than expected requiring market purchases to meet commitments or (2) our counterparties fail to purchase the contracted quantities of natural gas or otherwise fail to perform. To the extent that we engage in hedging activities we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against unfavorable changes in such prices.

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

      For each reporting period, we record the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. These financial transactions are marked to market against their physical offset, therefore, the margin on these transactions is recognized as profit or loss on energy trading contracts in the statement of operations. In future periods, the fair value of these transactions will result in an adjustment to the assets and liabilities recorded on the balance sheet, but there will be no additional impact on profit and loss. In addition, realized gains and losses from settled contracts are recorded in profit or loss on energy trading contracts.

      Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2004 (all quantities are expressed in British Thermal Units). The remaining term of the contracts extend no later than December 2005, with no single contract longer than 6 months. Our counterparties to hedging contracts include UBS Financial, Morgan Stanley Capital Group, BP Corporation, Duke Energy Trading and Marketing and AEP Energy Services. Changes in the fair value of our derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

September 30, 2004

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Cash Flow Hedge:
Natural gas swaps cash flow hedge	1,649,356	Fixed prices ranging from $4.85 to $7.07 settling against various Inside FERC Index prices	October 2004 — December 2005	$466
Natural gas swaps cash flow hedge	(2,335,000)		October 2004 — December 2005	$(1,791)

Total natural gas swaps cash flow hedge				$(1,325)

Natural gas liquids (“NGLS”) swaps cash flow hedge	(2,917,404)	Fixed prices ranging from $0.5113 to $0.9975 settling against Mt. Belvieu Average of daily postings (non-TET)	October 2004 — December 2004	$(524)

Total NGL swaps cash flow hedge				$(524)

Swing swaps mark to market hedges(a)	3,185,000	Fixed prices ranging from $5.795 to $5.99 settling against various Inside FERC Index prices	October 2004	$(56)
Physical offset to Swing swaps mark to market hedges	(3,185,000)		October 2004	$93

Total Swing swap cash flow hedge				$37

Mark to Market derivatives:
Third party on-system financial swaps	3,994,000	Fixed prices ranging from $4.83 to $6.70 settling against various Inside FERC Index prices	October 2004 — June 2005	$3,891
Third party on-system financial swaps	(681,000)		October 2004 — June 2005	$(635)

Total third party on-system financial swaps				$3,256

Physical offset to third party on-system transactions	681,000	Fixed prices ranging from $4.675 to $6.93 settling against various Inside FERC Index prices	October 2004 — June 2005	$661
Physical offset to third party on-system transactions	(3,994,000)		October 2004 — June 2005	$(3,607)

Total physical offset to marketing trading transactions swaps				$(2,946)

September 30, 2004

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Marketing trading financial swaps	310,000	Fixed prices ranging from $4.50 to $5.945 settling against various Inside FERC Index prices	October 2004 — March 2005	$355
Marketing trading financial swaps	(450,000)		October 2004 — March 2005	$(796)

Total marketing trading financial swaps				$(441)

Physical offset to marketing trading transactions	450,000	Fixed prices ranging from $4.52 to $5.885 settling against various Inside FERC Index prices	October 2004 — March 2005	$822
Physical offset to marketing trading transactions	(310,000)		October 2004 — March 2005	$(350)

Total physical offset to marketing trading transactions swaps				$472

Fair Value hedges:
Financial fair value hedges	(300,000)	Fixed prices ranging from $4.83 to $6.70 settling against various Inside FERC Index prices	February 2005	$(344)

Total financial fair value hedges				$(344)

Physical offset to fair value hedges	300,000	Fixed prices ranging from $4.675 to $6.93 settling against various Inside FERC Index prices	September 2004	$(1,522)
Physical offset to fair value hedges	(300,000)		February 2005	$2,368

Total physical offset to marketing trading transactions swaps				$846

(a)	Swing swaps are used to hedge the price exposure the Partnership has when it buys or sells a volume of gas at a first of the month index price and the other side of the transaction is priced at a daily gas price during the month, or vice versa. The swing swap functions to hedge against this exposure by buying or selling a swap to balance the quantity of gas the Partnership is buying and selling on a daily and fixed price basis.

      On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis.

      Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. At September 30, 2004, we had $38.0 million of indebtedness outstanding under floating rate debt. We have interest rate swap agreements to adjust the ratio of fixed and floating rates in the debt portfolio, wherein we have swapped floating rates for fixed rates of 2.29% and the applicable margin through November 1, 2004. The impact of a 100 basis point increase in interest rates on our expected debt would result in an increase in interest expense and a decrease in income before taxes of approximately $363,000 per year. This amount has been determined by considering the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt outstanding at September 30, 2004.

Item 4.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      In May, 2003, four landowner groups filed suit against us in the 267th Judicial District Court in Victoria County, Texas seeking damages related to the expiration of an easement for a segment of one of the Partnership’s pipelines located in Victoria County, Texas. In 1963, the original owners of the land granted an easement for a term of 35 years, and the prior owner of the pipeline failed to renew the easement. The Partnership filed a condemnation counterclaim in the District Count suit and it filed, in a separate action in the County Court, a condemnation suit seeking to condemn a 1.38 mile long easement across the land. Pursuant to condemnation procedures under the Texas Property Code, three special commissioners were appointed to hold a hearing to determine the amount of the landowner’s damages. In August 2004 a hearing was held and the special commissioners awarded damages to the current landowners in the amount of $877,500. The Partnership has timely objected to the award of the special commissioners and the condemnation case will now be tried in the County Court. The damages award by the special commissioners will have no effect and cannot be introduced as evidence in the trial. The trial court will determine the amount that the Partnership will pay the current landowners for an easement across their land and will determine whether or not and to what extent the current landowners are entitled to recover any damages for the time period that there was not an easement for the pipeline on their land. Under the Texas Property Code, in order to maintain possession of and continued use of the pipeline until the matter has been resolved in the trial court, the Partnership was required to post bonds and cash, each totaling the amount of $877,500, which is the amount of the special commissioners award. The Partnership is not able to predict the ultimate outcome of this matter.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Services

      On January 12, 2004 the Company completed an initial public offering of its common stock. In conjunction with the public offering, the Company converted all of its preferred stock to common stock, cancelled its treasury stock and made a two-for-one stock split in the form of a stock dividend. The Company’s existing shareholders sold 2,306,000 common shares (on a post-split basis) and the Company issued 345,900 common shares (on a post-split basis) at a public offering price of $19.50 per common share. The Company received net proceeds of approximately $4.8 million from the common stock issuance. The Company’s existing stockholders also repaid approximately $4.9 million on stockholder notes receivable in connection with the public offering. In connection with the initial public offering, the shares of common stock began trading on January 13, 2004 on the Nasdaq National Market under the symbol “XTXI.”

Item 5.	Other Information

      If a stockholder wishes to have a proposal considered for inclusion in Crosstex’s proxy materials for the 2005 annual meeting of stockholders, the proposal must comply with the Securities and Exchange Commission’s proxy rules, be stated in writing and be submitted on or before December 31, 2004. Any proposals should be mailed to Crosstex Energy, Inc. at 2501 Cedar Springs, Dallas, Texas 75201, Attention: Corporate Secretary.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)
3.2	—	Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.2 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, file No. 000-50536, filed March 26, 2004)
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.5	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 29, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)
3.6	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed November 4, 2002)
3.5	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q, file No. 000-50067, filed May 7, 2004)
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement, file No. 333-97779, filed August 7, 2002)
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779, filed August 7, 2002)
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927, filed July 10, 2003)
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)

Number		Description

3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
4.1	—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095, filed October 30, 2003)
21.1	—	List of Subsidiaries (incorporated by reference from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q, file No. 000-50536, filed May 7, 2004)
31.1*	—	Certification of the principal executive officer
31.2*	—	Certification of the principal financial officer
32.1*	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

(b)	Reports on Form 8-K

      On July 23, 2004, Crosstex Energy, Inc. filed a Current Report on Form 8-K, Items 7 and 12, which reported that it would restate its annual financial statements for 2002 and certain other periods and included its press release as Exhibit 99.1 announcing the restatement.

      On July 28, 2004, Crosstex Energy, Inc. filed a Current Report on Form 8-K, Items 7 and 9, which included its press release as Exhibit 99.1 announcing its second quarter distributions.

      On August 10, 2004, Crosstex Energy, Inc. filed a Current Report on Form 8-K, Items 7 and 12, which included Crosstex Energy, L.P.’s press release as Exhibit 99.1 announcing Crosstex Energy, L.P.’s financial results for the quarter ended June 30, 2004.

      On August 23, 2004, Crosstex Energy, Inc. filed a Current Report on Form 8-K, Items 7 and 12, which included its press release as Exhibit 99.1 announcing its financial results for the three-month period ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2004.

CROSSTEX ENERGY, INC.

By:	/s/ WILLIAM W. DAVIS

William W. Davis,
Executive Vice President and
Chief Financial Officer