Form 10-Q
period 2005-03-31
CROSSTEX ENERGY INC
filed 2005-05-16
CIK 1209821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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
      As of May 5, 2005, the Registrant had 12,760,158 shares of common stock outstanding.

CROSSTEX ENERGY, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,481	$22,519
Accounts and notes receivable, net:
Trade, accrued revenue and other	231,453	233,777
Related party	—	61
Fair value of derivative assets	4,291	3,025
Other current assets	5,894	5,251

Total current assets	263,119	264,633

Property and equipment, net of accumulated depreciation of $52,442 and $45,090, respectively	340,202	325,653
Account receivable from Enron (net of allowance of $6,931)	1,312	1,312
Fair value of derivative assets	934	166

Intangible assets, net of accumulated amortization of $3,650 and $3,301, respectively	4,806	5,155
Goodwill, net of accumulated amortization of $674	6,164	6,164
Other assets, net	4,354	3,685

Total assets	$620,891	$606,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$236,800	$257,746
Fair value of derivative liabilities	8,752	2,085
Current portion of long-term debt	50	50
Other current liabilities	10,943	23,017

Total current liabilities	256,545	282,898

Long-term debt	195,650	148,650
Deferred tax liability	29,723	32,754
Interest of non-controlling partners in the Partnership	61,784	65,399
Fair value of derivative liabilities	783	134
Stockholders equity	76,406	76,933

Total liabilities and stockholders equity	$620,891	$606,768

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Operations

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues:
Midstream	$539,564	$318,214
Treating	9,907	7,144
Profit on energy trading activities	45	421

Total revenues	549,516	325,779

Operating costs and expenses:
Midstream purchased gas	516,416	302,876
Treating purchased gas	1,493	1,376
Operating expenses	11,500	6,225
General and administrative	6,452	3,865
Stock-based compensation	276	209
(Gain) loss on sale of property	(44)	296
Depreciation and amortization	6,946	4,418

Total operating costs and expenses	543,039	319,265

Operating income	6,477	6,514
Other income (expense):
Interest expense, net	(3,288)	(1,117)
Other income	26	92

Total other income (expense)	(3,262)	(1,025)

Income before income taxes and interest of non-controlling partners in the Partnership’s net income	3,215	5,489
Income tax expense	(987)	(1,182)
Interest of non-controlling partners in the Partnership’s net income	(656)	(2,110)

Net income	$1,572	$2,197

Preferred dividends	—	$132

Net income available to common shareholders	$1,572	$2,065

Basic earnings per common share	$0.13	$0.19

Diluted earnings per common share	$0.12	$0.17

Weighted average shares outstanding:
Basic	12,346	10,946

Diluted	12,949	12,759

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three Months ended March 31, 2005
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

	(In thousands, except share amounts)
Balance, December 31, 2004	12,256,890	$122	$72,593	$4,214	$4	$76,933
Dividends paid	—	—	—	(4,783)	—	(4,783)
Stock based compensation	—	—	139	—	—	139
Net income	—	—	—	1,572	—	1,572
Proceeds from exercise of share options	275,775	3	1,038	—	—	1,041
Capital contribution related to deferred tax benefits of stock options exercised	—	—	3,040	—	—	3,040
Hedging gains or losses reclassified to earnings	—	—	—	—	(67)	(67)
Adjustment in fair value of derivatives	—	—	—	—	(1,469)	(1,469)

Balance, March 31, 2005	12,532,665	$125	$76,810	$1,003	$(1,532)	$76,406

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Net income	$1,572	$2,197
Hedging gains or losses reclassified to earnings	(67)	(271)
Adjustment in fair value of derivatives	(1,469)	746

Comprehensive income	$36	$2,672

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,572	$2,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,946	4,418
Income on investment in affiliated companies	—	(88)
Interest of non-controlling partners in the Partnership’s net income	656	2,110
Deferred tax expense	836	1,182
Non-cash stock-based compensation	276	160
(Gain) loss on sale of property	(44)	296
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	2,444	(3,162)
Prepaid expenses	(643)	104
Accounts payable, accrued gas purchases, and other accrued liabilities	(18,819)	(292)
Fair value of derivatives	1,073	181
Other	377	133

Net cash provided by (used in) operating activities	(5,326)	7,239

Cash flows from investing activities:
Additions to property and equipment	(12,038)	(8,051)
Assets acquired	(9,257)	—
Proceeds from sale of property	193	100
Investments in affiliated companies	—	(154)

Net cash used in investing activities	(21,102)	(8,105)

Cash flows from financing activities:
Proceeds from borrowings	255,000	25,500
Payments on borrowings	(208,000)	(23,500)
Increase (decrease) in drafts payable	(14,202)	7,468
Dividends paid	(4,784)	(3,603)
Repayment of shareholder notes	—	4,910
Proceeds from exercise of common stock options	1,040	313
Net distributions to non-controlling partners in the Partnership	(2,732)	(3,030)
Proceeds from exercise of Partnership unit options	173	—
Debt refinancing costs	(1,105)	—

Net cash provided by financing activities	25,390	13,731

Net increase (decrease) in cash and cash equivalents	(1,038)	12,865
Cash and cash equivalents, beginning of period	22,519	1,479

Cash and cash equivalents, end of period	$21,481	$14,344

Cash paid for interest	$3,045	$899
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements
March 31, 2005
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
      The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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
      On January 12, 2004 the Company completed an initial public offering of its common stock. In conjunction with the public offering, the Company converted all of its preferred stock to common stock, cancelled its treasury stock and made a two-for-one stock split, affected in the form of a stock dividend. The Company’s existing shareholders sold 2,306,000 common shares (on a post-split basis) and the Company issued 345,900 common shares (on a post-split basis) at a public offering price of $19.50 per common share. The Company received net proceeds of approximately $4.8 million from the common stock issuance. The Company’s existing stockholders also repaid approximately $4.9 million in stockholder notes receivable in connection with the public offering. As of March 31, 2005, Energy Partners IV, L.P. and Yorktown Partners V, L.P., collectively Yorktown, owned 40.9% of the Company’s outstanding common shares, Company management and directors owned 17.7% of the common shares and the remaining 41.4% was held publicly.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(c)	Long-Term Incentive Plans
      The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the related interpretations in accounting for the long-term incentive plans. In accordance with APB No. 25 for fixed stock and unit options, compensation is recorded to the extent the fair value of the stock or unit exceeds the exercise price of the option at the measurement date. Compensation costs for fixed awards with pro rata vesting are recognized on a straight-line basis over the vesting period. In addition, compensation expense is recorded for variable options based on the difference between fair value of the stock or unit and exercise price of the options at period end. Compensation expense of $276,000 and $209,000 was recognized during the three months ended March 31, 2005 and 2004, respectively.
      Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2005	2004

Net income, as reported	$1,572	$2,197
Add: Stock-based employee compensation expense included in reported net income	98	76
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(131)	(99)

Pro forma net income	$1,539	$2,174

Net income per common share, as reported:
Basic	$0.13	$0.19
Diluted	$0.12	$0.17
Pro forma net income per common share:
Basic	$0.12	$0.19
Diluted	$0.12	$0.17
      The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for Company common stock grants to Company directors in 2005:

Crosstex
Energy, Inc.

Options granted	20,000
Weighted average dividend yield	3.8%
Weighted average expected volatility	36.0%
Weighted average risk free interest rate	3.7%
Weighted average expected life	5.0
Contractual life	10.0
Weighted average of fair value of unit options granted	$10.62
      No Partnership options were granted to officers or employees in 2005. Stock-based compensation associated with the CEI option plan with respect to officers and employees is recorded by the Partnership since CEI has no operating activities, other than its interest in the Partnership. Stock-based compensation associated with the CEI option plan with respect to CEI directors is an expense to CEI only.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      In 2004, 85,000 restricted shares in CEI were issued to members of management under its long-term incentive plan with an intrinsic value of $2,579,000. 80,000 of the CEI restricted shares vest over a five-year period and 5,000 of the restricted shares vest over a three-year period. The intrinsic value of the restricted shares is amortized into stock-based compensation expense over the vesting periods.
      In May 2005, the Partnership’s managing general partner amended its long-term incentive plan to increase the aggregate common unit options and restricted units under the plan from 1.4 million to 1.8 million.

(d)	Earnings per Share and Anti-Dilutive Computations
      Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004. The computation of diluted earnings per share further assumes the dilutive effect of common share options, restricted shares and convertible preferred stock.
      In conjunction with the Company’s initial public offering, the Company affected a two-for-one split. All share amounts for prior periods presented herein have been restated to reflect this stock split.
      The following are the common share amounts used to compute the basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months
	Ended March 31,

	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	12,346	10,946
Diluted earnings per share:
Weighted average common shares outstanding	12,346	10,946
Dilutive effect of restricted shares	85	—
Dilutive effect of exercise of options outstanding	517	726
Dilutive effect of exercise of preferred stock conversion to common shares	—	1,087

Diluted shares	12,949	12,759

      All outstanding common shares were included in the computation of diluted earnings per common share.

(e)	Cash Distributions from the Partnership
      In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48% of amounts we distribute in excess of $0.375 per unit. Incentive distributions totaling $1,998,000 were earned by the Company as general partner for the three months ending March 31, 2005. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(f)	Income Taxes
      During the three months ended March 31, 2005, the Company recognized a deferred tax benefit of $3.0 million related to the exercise of the Company’s stock options due to the fact that the Company will receive a tax deduction related to these options in excess of the expense recognized for financial reporting purposes under APB No. 25. This deferred tax benefit is reflected in the financial statements as a reduction in the deferred tax liability and as a contribution to additional paid-in capital.

(g)	New Accounting Pronouncement
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and will be effective beginning January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and therefore, SFAS No. 123R may have a significant impact on our financial statements. Although we have not determined the impact of SFAS No. 123R, the pro forma effect of recording compensation for all stock awards at fair value utilizing the Black-Scholes method for the three months ended March 31, 2005 and 2004 resulted in a decrease in our net income of $33,000 and $23,000, respectively.

(2)	Significant Asset Purchases and Acquisitions
      In April 2004, the Partnership acquired, through its wholly-owned subsidiary Crosstex Louisiana Energy, L.P., the LIG Pipeline Company and its subsidiaries (LIG Inc., Louisiana Intrastate Gas Company, L.L.C., LIG Chemical Company, LIG Liquids Company, L.L.C., and Tuscaloosa Pipeline Company) (collectively, LIG) from American Electric Power (AEP) in a negotiated transaction for $73.7 million. LIG consists of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to south and southeast Louisiana. The Partnership financed the acquisition through borrowings under its amended bank credit facility.
      Until December 31, 2004, the Partnership owned a 7.86% weighted average interest as the general partner in the five gathering systems of Crosstex Pipeline Partners, L.P. (CPP) and a 20.31% interest as a limited partner in CPP. The Partnership accounted for its investment in CPP under the equity method for the years ended December 31, 2002, 2003 and 2004 because it exercised significant influence in operating decisions as a general partner in CPP.
      Effective December 31, 2004, the Partnership acquired all of the outside limited and general partner interests of the CPP Partnership for $5.1 million. This acquisition made the Partnership the sole limited partner and general partner of CPP, so the Company began consolidating its investment in CPP effective December 31, 2004.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      Operating results for the LIG assets have been included in the Statements of Operations since April 1, 2004, and operating results for the CPP assets have been included in the Statements of Operations since January 1, 2005. The following unaudited pro forma results of operations assume that the LIG acquisition occurred on January 1, 2004 (in thousands, except per unit amounts):

Pro Forma
(Unaudited)
Three Months Ended
March 31, 2004

Revenue	$526,638
Net income	$1,822
Net income per common share:
Basic	$0.15
Diluted	$0.14
Weighted average:
Basic	10,946
Diluted	12,759

(3)	Long-Term Debt
      As of March 31, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2005 and December 31, 2004 were 5.75% and 4.99%, respectively	$80,000	$33,000
Senior secured notes, weighted average interest rate of 6.93%	115,000	115,000
Note payable to Florida Gas Transmission Company	700	700

	195,700	148,700
Less current portion	(50)	(50)

Debt classified as long-term	$195,650	$148,650

      On March 31, 2005, the Partnership amended its bank credit facility, increasing availability under the facility to $250 million, eliminating the distinction between an acquisition and working capital facility and extending the maturity date from June 2006 to March 2010. Additionally, an accordion feature built into the credit facility allows the Partnership to increase the availability to $350 million.
      In April 2005, the Partnership amended its shelf agreement governing the senior secured notes to increase its availability from $125 million to $200 million.

(4)	Derivatives
      The Company manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.
      The Company commonly enters into various derivative financial transactions which it does not designate as hedges. These include transactions called “swing swaps”, “third party on-system financial

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
swaps”, “marketing financial swaps”, and “storage swaps”. Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily vs. first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that we enter into on behalf of our customers who are connected to our systems, wherein we fix a supply or market price for a period of time for our customer, and simultaneously enter into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to our systems. Storage swap transactions protect against changes in the value of gas that we have stored to serve various operational requirements.
      The fair value of derivative assets and liabilities are as follows (in thousands):

	March 31,	December 31,
	2005	2004

Fair value of derivative assets — current	$4,291	$3,025
Fair value of derivative assets — long term	934	166
Fair value of derivative liabilities — current	(8,752)	(2,085)
Fair value of derivative liabilities — long term	(783)	(134)

Net fair value of derivatives	$(4,310)	$972

      Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2005 (all gas quantities are expressed in British Thermal Units unless otherwise indicated). The remaining term of the contracts extend no later than December 2007, with no single contract longer than 6 months. The Company’s counterparties to hedging contracts include BP Corporation, UBS Energy and Total Gas & Power. Changes in the fair value of the Company’s derivatives related to third-party producers and customers gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings. In the first quarter of 2005, we recognized gains due to the ineffectiveness of certain hedges of $204,000 which is included in profit from energy trading activity. The Company also recognized a loss on the mark-to-market of our derivatives not designated as hedges in the quarter of $589,000.

March 31, 2005

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Cash Flow Hedge:
Natural gas swaps	6,900,000	NYMEX plus a basis of +.0025 to -.05 or fixed prices ranging from $5.66 to $7.565 settling against	April 2005 — October 2005	$43
Natural gas swaps	(3,420,000)	various Inside FERC Index prices	April 2005 — June 2006	(3,555)

Total natural gas swaps designated as cash flow hedges				$(3,512)

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

March 31, 2005

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Liquids swaps (gallons)	(6,837,390)	Fixed prices ranging from $0.4775 to $1.1650 settling against Mt. Belvieu Average of daily postings (non-TET)	April 2005 — December 2005	$(526)

Total liquids swaps designated as cash flow hedges				$(526)

Mark to Market Derivatives:
Swing swaps	30,000	Prices ranging from Inside FERC Index plus $0.03 to Inside FERC	April 2005	$(9)
Swing swaps	(1,131,000)	Index less $0.005 settling against various Inside FERC Index prices	April 2005	6

Total swing swaps				$(3)

Physical offset to swing swap transactions	1,131,000	Prices ranging from Inside FERC Index plus $0.05 to Inside FERC	April 2005	—
Physical offset to swing swap transactions	(30,000)	Index settling against various Inside FERC Index prices	April 2005	2

Total physical offset to swing swaps				$2

Third party on-system financial swaps	1,945,000	Fixed prices ranging from $5.659 to $7.74 settling	April 2005 — December 2007	$2,659
Third party on-system financial swaps	(991,000)	against various Inside FERC Index prices	April 2005 — March 2006	(983)

Total third party on-system financial swaps				$1,676

Physical offset to third party on-system transactions	991,000	Fixed prices ranging from $5.71 to $7.68 settling against various Inside	April 2005 — March 2006	$864
Physical offset to third party on-system transactions	(1,945,000)	FERC Index prices	April 2005 — December 2007	(2,423)

Total physical offset to third party on-system swaps				$(1,559)

Marketing trading financial swaps	(1,000,000)	Fixed prices from, $6.50 to $7.35 settling against Inside FERC Index Texas Eastern E. TX prices	April 2005 — March 2006	$(1,295)

Total marketing trading financial swaps				$(1,295)

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

March 31, 2005

	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value

				(In thousands)
Physical offset to marketing trading transactions	1,000,000	Fixed prices from, $6.45 to $7.30 settling against Inside FERC Index Texas Eastern E. TX prices	April 2005 — March 2006	$1,345

Total physical offset to marketing trading transactions swaps				$1,345

Storage swap transactions:
Storage swap transactions	(310,000)	Fixed prices ranging from $6.225 to $6.53 settling against various Inside FERC Index prices	August 2005	$(439)

Total financial storage swap transactions				$(439)

      On all transactions where the Company is exposed to counterparty risk, the Company analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.
      Assets and liabilities related to third party derivative contracts, swing swaps and storage swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded as profit (loss) on energy trading activities, along with the net operating results from Commercial Services, in the consolidated statement of operations. The Company estimates the fair value of energy trading contracts using prices actively quoted. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods

	Less Than One Year	One to Two Years	Two to Three Years	Total Fair Value

March 31, 2005	$(309)	20	16	$(273)

Accounts Receivable from Enron
      On December 2, 2001, Enron Corp. and certain subsidiaries, including Enron North America Corp. (Enron), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company has allowed unsecured claims in the Enron bankruptcy matter which total approximately $7.8 million. The Company has written these claims down to $1.3 million at December 31, 2004, which is the estimate of recoverable value pursuant to the bankruptcy plan as confirmed by the bankruptcy court in July 2004.

(5)	Transactions with Related Parties

Camden Resources, Inc.
      The Partnership treats gas for, and purchases gas from, Camden Resources, Inc. (Camden). Camden is an affiliate of the Company by way of equity investments made by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P., collectively the major shareholder in the Company, in Camden. During the three months ended March 31, 2005 and 2004, the Partnership purchased natural gas from Camden in the amount of approximately $9.1 million and $8.2 million, respectively, and received approximately $837,000 and $639,000, respectively, in treating fees from Camden.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Crosstex Pipeline Partners, L.P.
      The Company had related-party transactions with Crosstex Pipeline Partners, L.P. (CPP), as summarized below:
      During the three months ended March 31, 2004, the Partnership bought natural gas from CPP in the amount of approximately $2.25 million and paid for transportation of approximately $11,622 to CPP.
      During the three months ended March 31, 2004, the Partnership received a management fee from CPP in the amount of approximately $31,000.
      During the three months ended March 31, 2004, the Partnership received distributions from CPP in the amount of approximately $20,000.
      Effective December 31, 2004, the Partnership acquired all of the outside limited and general partner interests of the CPP Company for $5.1 million. This acquisition makes the Partnership the sole limited partner and general partner of CPP and the Partnership began consolidating its investment in CPP effective December 31, 2004.

(6)	Commitments and Contingencies

(a)	Employment Agreements
      Each member of executive management of the Company is a party to an employment contract with the general partner. The employment agreements provide each member of senior management with severance payments in certain circumstances and prohibit each such person from competing with the general partner or its affiliates for a certain period of time following the termination of such person’s employment.

(b)	Environmental Issues
      The Partnership acquired assets from Duke Energy Field Services (DEFS) in June 2003 that have environmental contamination, including a gas plant in Montgomery County near Conroe, Texas. At Conroe, contamination from historical operations has been identified at levels that exceed the applicable state action levels. Consequently, site investigation and/or remediation are underway to address those impacts. The estimated remediation cost for the Conroe plant site is currently estimated to be approximately $3.2 million. Under the purchase agreement, DEFS has retained liability for cleanup of the Conroe site. Moreover, a third-party company has assumed the remediation costs associated with the Conroe site. Therefore, the Company does not expect to incur any material environmental liability associated with the Conroe site.
      The Partnership acquired LIG Pipeline Company, and its subsidiaries, on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third-party company that specializes in remediation work. The Company does not expect to incur any material liability with these sites. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it has discovered to the Louisiana Department of Environmental Quality and is working with the Department to correct these deficiencies and to address modifications to facilities to bring them into compliance. The Company does not expect to incur any material environmental liability associated with these issues.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(c)	Other
      During the three months ended March 31, 2005, the Company charged $1.1 million to cost of sales for natural gas that was vented to the atmosphere as a result of a leak in its Mississippi pipeline. Approximately $800,000 of additional costs will be recorded in April 2005 related to additional gas losses and the repair of the pipeline.
      On March 31, 2005, the Partnership received a $1.8 million deposit pursuant to a contract to sell certain idle equipment for $9 million. The sale is expected to close no later than September 2005. The deposit is recorded as a liability in the accompanying consolidated financial statements.
      The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.
      In May 2003, four landowner groups filed suit against the Partnership in the 267th Judicial District Court in Victoria County, Texas seeking damages related to the expiration of an easement for a segment of one of our pipelines located in Victoria County, Texas. In 1963, the original owners of the land granted an easement for a term of 35 years, and the prior owner of the pipeline failed to renew the easement. The Partnership filed a condemnation counterclaim in the district court suit and it filed, in a separate action in the county court, a condemnation suit seeking to condemn a 1.38-mile long easement across the land. Pursuant to condemnation procedures under the Texas Property Code, three special commissioners were appointed to hold a hearing to determine the amount of the landowner’s damages. In August 2004, a hearing was held and the special commissioners awarded damages to the current landowners in the amount of $877,500. The Partnership has timely objected to the award of the special commissioners and the condemnation case will now be tried in the county court. The damages award by the special commissioners will have no effect and cannot be introduced as evidence in the trial. The county court will determine the amount that the Partnership will pay the current landowners for an easement across their land and will determine whether or not and to what extent the current landowners are entitled to recover any damages for the time period that there was not an easement for the pipeline on their land. Under the Texas Property Code, in order to maintain possession of and continued use of the pipeline until the matter has been resolved in the county court, the Partnership was required to post bonds and cash, each totaling the amount of $877,500, which is the amount of the special commissioners award. The Company is not able to predict the ultimate outcome of this matter.

(7)	Segment Information
      Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Company’s natural gas gathering and transmission operations and includes the Mississippi System, the Conroe System, the Gulf Coast System, the Corpus Christi System, the Gregory Gathering System located around the Corpus Christi area, the Arkoma system in Oklahoma, the Vanderbilt System located in south Texas, the LIG pipelines and processing plants located in Louisiana, and various other small systems. Also included in the Midstream division are the Company’s Commercial Services operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Included in the Treating division are four gathering systems that are connected to the treating plants and the Seminole plant located in Gaines County, Texas.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      The Company evaluates the performance of its operating segments based on earnings before income taxes and accounting changes, and after an allocation of corporate expenses. Corporate expenses are allocated to the segments on a pro rata basis based on assets. Inter-segment sales are at cost.
      Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Midstream	Treating	Totals

	(In thousands)
Three months ended March 31, 2005:
Sales to external customers	$539,474	$10,042	$549,516
Inter-segment sales	1,624	(1,624)	—
Interest expense	2,691	597	3,288
Stock-based compensation expense	225	51	276
Depreciation and amortization	4,607	2,339	6,946
Segment profit	2,086	1,130	3,216
Segment assets	511,488	109,403	620,891
Capital expenditures	5,429	6,608	12,037
Three months ended March 31, 2004:
Sales to external customers	$318,635	$7,144	$325,779
Inter-segment sales	1,425	(1,425)	—
Interest expense	1,093	24	1,117
Stock-based compensation expense	167	42	209
Depreciation and amortization	3,560	858	4,418
Segment profit	5,106	383	5,489
Segment assets	349,022	44,651	393,673
Capital expenditures	4,347	3,704	8,051

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.
Overview
      Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage, through its subsidiaries, in the gathering, transmission, treating, processing and marketing of natural gas. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership, to acquire indirectly substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas. These partnership interests consist of (i) 666,000 common units and 9,334,000 subordinated units, representing a 54.1% limited partner interest in Crosstex Energy, L.P. and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.
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
      The results of operations are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through the Partnership’s pipeline systems, processed at its processing facilities or treated at its treating plants as well as fees earned from recovering carbon dioxide and natural gas liquids at a non-operated processing plant. The Partnership generates revenues from five primary sources:

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
      The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 51% and 57% of the operating income in its Treating division for the three months ended March 31, 2005 and 2004, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 44% and 38% of the operating income in its Treating division for the three months ended March 31, 2005 and 2004, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 5% and 5% of the operating income in its Treating division for the three months ended March 31, 2005 and 2004, respectively.
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
      In April 2004, the Partnership acquired LIG Pipeline Company and its subsidiaries which we collectively refer to as, LIG, from a subsidiary of American Electric Power (AEP) for $73.7 million in cash. The principal assets acquired consist of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to south and southeast Louisiana; and five processing plants, three of which are currently idle, that straddle the pipeline in three locations and have a total processing capability of 663,000 MMbtu/d. The system has a throughput capacity of 900,000 MMbtu/d and average throughput at the time of the Partnership’s acquisition was approximately 560,000 MMbtu/d. Customers include power plants, municipal gas systems, and industrial markets located principally in the industrial corridor between New Orleans and Baton Rouge. The LIG system is connected to several interconnected pipelines and the Jefferson Island Storage facility providing access to additional system supply. The Partnership financed the LIG acquisition through borrowings under its bank credit facility.
      In December 2004 the Partnership acquired all of the outside limited and general partner interests of Crosstex Pipeline Partners, L.P., or CPP, for $5.1 million. This acquisition made the Partnership the sole limited partner and general partner of CPP, so the Partnership began consolidating its investment in CPP effective December 31, 2004.
      On January 2, 2005 the Partnership acquired all of the assets of Graco Operations for $9.25 million. Graco’s assets consisted of 26 treating plants and associated inventory.

Results of Operations
      Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended
	March 31,

	2005	2004

	(In millions, except
	volume amounts)
Midstream revenues	$539.5	$318.2
Midstream purchased gas	516.4	302.9

Midstream gross margin	23.1	15.3

Treating revenues	9.9	7.2
Treating purchased gas	1.5	1.4

Treating gross margin	8.4	5.8

Total gross margin	$31.5	$21.1

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,273,000	702,000
Processing	410,000	158,000
Producer services	176,000	197,000
Treating Plants in Service	87	56

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Gross Margin and Profit on Energy Trading Activity. Midstream gross margin was $23.1 million for the three months ended March 31, 2005 compared to $15.3 million for the three months ended March 31, 2004, an increase of $7.8 million, or 51%. The LIG acquisition, effective April 1, 2004, and the CPP acquisition, effective December 31, 2004, accounted for $9.8 million and $0.5 million, respectively, of gross margin growth. These improvements were offset by a $1.1 million increase in cost of gas due to a physical gas leak and an additional $1.6 million increase in cost of gas related to the variance in system balance recognition between comparative quarters.
      During the first quarter and into part of April we experienced a line leak in a six inch lateral to one of our transmission pipelines in a remote and uninhabited area. As a result of the leak a total of 275,000 MMbtu was vented to the atmosphere. The total financial impact of the commodity loss is estimated at $1.9 million, of which $1.1 million was recognized in the first quarter. We were in the process of expanding our real-time monitoring system on the pipeline at the time of the leak. We believe that the fully functional monitoring system would have detected the leak much sooner and mitigated the amount of gas vented to the atmosphere. The line has been repaired and is back in service.
      Treating gross margin was $8.4 million for the three months ended March 31, 2005 compared to $5.8 million in the same period in 2004, an increase of $2.6 million, or 46%. The increase in treating plants in service from 56 plants in March 2004 to 87 plants in March 2005 contributed approximately $2.3 million in gross margin. Also contributing to the increase was a $0.3 million gross margin improvement for the Seminole plant due to an increase in volumes, fees, and higher liquid prices.
      Profit on energy trading activity decreased from a profit of $0.4 million for the three months ended March 31, 2004 to $45,000 for the three months ended March 31, 2005. Energy trading activity includes approximately $0.4 million of net profit related to our Commercial Services activities during the first quarter of 2004 and 2005. The net profit from Commercial Services during the first quarter of 2005 was offset by a $0.6 million loss associated with derivatives for third party on-system financial transactions and storage financial transactions that are considered energy trading activities. The Partnership recognized gains due to the ineffectiveness of certain cash flow hedges of $0.2 million which is also included in profit on energy trading activities in 2005.
      Operating Expenses. Operating expenses were $11.5 million for the three months ended March 31, 2005, compared to $6.2 million for the three months ended March 31, 2004, an increase of $5.3 million, or 85%. The LIG acquisition accounted for $3.6 million of the additional operating expenses, while the net treating plant additions increased expenses by $1.0 million and non-routine or planned pump and equipment repairs on several plants increased expenses by $0.3 million. An expense of $0.5 million was recognized in the first quarter of 2005 to accrue up to the amount of our insurance deductible associated with damages claimed when natural gas liquids that were being removed from one of our lines pursuant to normal operating procedures inadvertently diverted into customers’ facilities.
      General and Administrative Expenses. General and administrative expenses were $6.5 million for the three months ended March 31, 2005 compared to $3.9 million for the three months ended March 31, 2004, an increase of $2.6 million, or 67%. The increase was primarily due to increases in staffing ($2.2 million) and infrastructure ($0.2 million) associated with the requirements of the LIG acquisition and growth in our treating business and its other assets as discussed above. We expensed approximately $0.3 million during the first quarter of 2005 associated with the attempted acquisition of the south Texas pipeline assets from Transco.
      (Gain)/Loss on Sale of Property. In March 2005 we recognized a $44,000 gain on the sale of certain treating equipment for $193,000. In March 2004, we sold one of our small gathering systems located in East Texas for $100,000 and recognized a loss on sale of $296,000.
      Depreciation and Amortization. Depreciation and amortization expenses were $6.9 million for the three months ended March 31, 2005 compared to $4.4 million for the three months ended March 31, 2004, an increase of $2.5 million, or 57%. The increase related to the LIG assets purchased in April 2004 was $1.1 million. New treating plants placed in service resulted in an increase of $0.7 million. The remaining $0.7 million increase in depreciation and amortization is a result of expansion projects and other new assets, including major office expansion and computer purchases during the last half of 2004.
      Interest Expense. Interest expense was $3.3 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004, an increase of $2.2 million, or 194%. The increase relates primarily to an increase in debt outstanding and due to higher interest rates between three-month periods (weighted average rate of 6.44% in 2005 compared to 5.9% in 2004).
      Income Taxes. Income tax expense was $987 thousand for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004 due primarily to the decrease in pre-tax net income.
      Interest of Non-Controlling Partners in the Partnership’s Net Income. The interest of non-controlling partners in the Partnership’s net income decreased to $656,000 for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004 due to a $2.5 million decrease in the Partnership net income. The decrease related to Partnership net income was partially offset by the increase in net income allocated to us for our incentive distributions which increased from $953,000 in the first quarter of 2004 to 1,998,000 in the first quarter of 2005. Income from the Partnership is allocated to us for our incentive distributions with the remaining income being allocated pro rata to the 2% general partner interest and the common unit and subordinated units.
      Net Income. Net income for the three months ended March 31, 2005 was $1.6 million compared to $2.2 million for the three months ended March 31, 2004, a decrease of $0.6 million. This decrease was generally the result of the increase in gross margin of $10.0 million between comparative quarters from 2004 to 2005, offset by increases in ongoing cash costs totaling $10.1 million for operating expenses, general and administrative expenses, and interest expense as discussed above. Depreciation and amortization expense also increased by $2.5 million.

Critical Accounting Policies
      Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Liquidity and Capital Resources
      Cash Flows. Net cash used in operating activities was $5.3 million for the three months ended March 31, 2005 compared to cash provided by operations of $7.2 million for the three months ended March 31, 2004. Income before non-cash income and expenses was $10.2 million in 2005 and $10.3 million in 2004. Changes in working capital used $15.6 million in cash flows from operating activities in 2005 and provided $3.0 million in cash flows from operating activities in 2004. Changes in working capital used $15.6 million in cash flows in 2005 primarily due to payments on various accrued obligations during the first quarter of 2005.
      Net cash used in investing activities was $21.1 million and $8.1 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used in investing activities during 2005 related to an asset acquisition, buying, refurbishing and installing treating plants, connecting new wells to various systems, pipeline integrity, pipeline relocation and various other internal growth projects. During 2004, net cash used in investing activities primarily related to internal growth projects including the Gregory plant expansion and buying, refurbishing and installing treating plants.
      Net cash provided by financing activities was $25.4 million for the three months ended March 31, 2005 compared to $13.7 million provided by financing activities for the three months ended March 31, 2004. Net bank borrowings of $47.0 million were used to fund the internal growth projects, the $9.3 million Graco acquisition, and to fund working capital needs discussed above. Dividends paid totaled $4.8 million for the first quarter of 2005 as compared to $3.6 million for the first quarter of 2004. Distributions to non-controlling partners totaled $2.7 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004. Drafts payable decreased by $14.2 million for the three months ended March 31, 2005 as compared to an increase in drafts payable of $7.5 million providing cash for financing activities for the three months ended March 31, 2004. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.
      Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2004 and 2005.
Indebtedness
      As of March 31, 2005 and December 31, 2004, long-term debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2005 and December 31, 2004 were 5.75% and 4.99%, respectively	$80,000	$33,000
Senior secured notes, weighted average interest rate of 6.93% at March 31, 2005 and December 31, 2004	115,000	115,000
Note payable to Florida Gas Transmission Company	700	700

	195,700	148,700
Less current portion	50	50

Debt classified as long-term	$195,650	$148,650

      On March 31, 2005, the Partnership amended its bank credit facility, increasing availability under the facility to $250 million, eliminating the distinction between an acquisition and working capital facility and extending the maturity date from June 2006 to March 2010. Additionally, an accordion feature built into the credit facility allows the Partnership to increase the availability to $350 million. Under the amended credit agreement, borrowings bear interest at the Partnership’s option at the administrative agent’s reference rate plus 0% to 0.25% or LIBOR plus 1.00% to 1.75%. The applicable margin varies quarterly based on the Partnership’s leverage ratio. The fees charged for letters of credit range from 1.00% to 1.75% per annum, plus a fronting fee of 0.125% per annum. The Partnership will incur quarterly commitment fees based on the unused amount of the credit facilities. The amendment to the credit facility also adjusted financial covenants requiring the Partnership to maintain:

•	a maximum ratio of total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (each as defined in the credit agreement), measured quarterly on a rolling four-quarter basis, of 4.0 to 1.0, pro forma for any asset acquisitions (but during an acquisition adjustment period, as defined in the credit agreement, the maximum ratio is increased to 4.75 to 1.0); and

•	a minimum interest coverage ratio (as defined in the credit agreement), measured quarterly on a rolling four quarter basis, equal to 3.0 to 1.0
      The Partnership was in compliance with all debt covenants at March 31, 2005 and expects to be in compliance for the next twelve months.
      The Partnership’s contractual cash obligations as of March 31, 2005 with respect to long-term debt is as follows:

2005	$50
2006	6,520
2007	10,012
2008	9,412
2009	9,412
Thereafter	160,294

Total	$195,700

      There were no material changes to operating leases or other contractual cash obligations during the first quarter of 2005.
      In April 2005, the Partnership amended its Shelf Agreement, increasing its availability from $125 million to $200 million.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which required that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Option No. 25, Accounting for Stock Issued to Employees and will be effective beginning July 1, 2005. We have previously recorded stock compensation pursuant to the intrinsic value method under APB No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and therefore, SFAS No. 123R may have a significant impact on our financial statements. Although we have not determined the impact of SFAS No. 123R, the pro forma effect of recording compensation for all stock awards at fair value utilizing the Black-Scholes method for the three months ended March 31, 2005 and 2004, results in a decrease in our net income of $33,000 and $23,000, respectively.
Disclosure Regarding Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect our performance and results of operations:

•	our only cash-generating assets are our partnership interests in the Partnership, and our cash flow is therefore completely dependent upon the ability of the Partnership to make distributions to its partners;

•	the value of our investment in the Partnership depends largely on the Partnership’s being treated as a partnership for federal income tax purposes;

•	the amount of cash distributions from the Partnership that we will be able to distribute to you will be reduced by our expenses, including federal corporate income taxes and the costs of being a public company, and reserves for future dividends;

•	so long as we own the general partner of the Partnership, we are prohibited by an omnibus agreement with the Partnership from engaging in the business of gathering, transmitting, treating, processing, storing, and marketing natural gas and transporting, fractionating, storing and marketing NGLs, except to the extent that the Partnership, with the concurrence of its independent directors comprising its conflicts committee, elects not to engage in a particular acquisition or expansion opportunity;

•	in our corporate charter, we have renounced business opportunities that may be pursued by the Partnership or by affiliated stockholders that hold a majority of our common stock;

•	Bryan Lawrence, the Chairman of our Board of Directors, is a senior manager at Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships (“Yorktown”), which until January 2005, in the aggregate owned more than 50% of our common shares. Yorktown has been reducing its ownership in the Company through the distribution of shares to its investors. Continued distributions by Yorktown could have the effect of depressing our share price. In addition, such continued distributions could have the effect of allowing another group to take control of the company, which might impact the nature of our future operations;

•	substantially all of our partnership interest in the Partnership are subordinated to the common units, and during the subordination period, our subordinated units will not receive any distributions in a quarter until the Partnership has paid the minimum quarterly distribution of $0.25 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding common units;

•	the Partnership may not have sufficient cash after the establishment of cash reserves and payment of our general partner’s fees and expenses to pay the minimum quarterly distribution each quarter;

•	if the Partnership is unable to contract for new natural gas supplies, it will be unable to maintain or increase the throughput levels in its natural gas gathering systems and asset utilization rates at its treating and processing plants to offset the natural decline in reserves;

•	the Partnership’s profitability is dependent upon the prices and market demand for natural gas and NGLs, which are beyond its control and have been volatile;

•	the Partnership’s future success will depend in part on its ability to make acquisitions of assets and businesses at attractive prices and to integrate and operate the acquired business profitably;

•	since the Partnership is not the operator of certain of its assets, the success of the activities conducted at such assets are outside its control;

•	the Partnership operates in very competitive markets and encounters significant competition for natural gas supplies and markets;

•	the Partnership is subject to risk of loss resulting from nonpayment or nonperformance by its customers or counterparties;

•	the Partnership may not be able to retain existing customers, especially key customers, or acquire new customers at rates sufficient to maintain its current revenues and cash flows;

•	the construction of gathering, processing and treating facilities requires the expenditure of significant amounts of capital and subjects the Partnership to construction risks and risks that natural gas supplies will not be available upon completion of the facilities;

•	the Partnership’s business is subject to many hazards, operational and environmental risks, some of which may not be covered by insurance; and

•	the Partnership is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance; and

•	cash dividends paid by us may not necessarily represent earnings.
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
      Commodity Price Risk. Approximately 7% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the gas at a percentage of the index price, our resale margins are higher during periods of higher natural gas prices and lower during periods of lower natural gas prices. We have hedged approximately 78% of our exposure to gas price fluctuations through June 2006. We have also hedged approximately 80% of our exposure to liquids price fluctuations through the end of 2005.
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
      We have commodity price risk associated with our processed volumes of natural gas. We currently process gas under four main types of contractual arrangements:

1. Keep-whole contracts: Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) in processing. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. We control our risk on our current keep-whole contracts primarily through our ability to bypass processing when it is not profitable for us.

2. Percent-of-proceeds contracts: Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of proceeds contracts, but decline during periods of low NGL prices.

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
      Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. At March 31, 2005, we had $80 million of indebtedness outstanding under floating rate debt. The impact of a 1% increase in interest rates on our expected debt would result in an increase in interest expense and a decrease in income before taxes of approximately $800,000 per year. This amount has been determined by considering the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt outstanding at March 31, 2005.

      Operational Risk. As with all mid-stream energy companies and other industrials, we have operational risk associated with operating our plant and pipeline assets that can have a financial impact, either favorable or unfavorable, and as such risk must be effectively managed. We view our operational risk in the following categories.
      General Mechanical Risk — both our plants and pipelines expose us to the possibilities of a mechanical failure or process upset that can result in loss of revenues and replacement cost of either volume losses or damaged equipment. These mechanical failures manifest themselves in the form of equipment failure/malfunction as well as operator error. Crosstex is proactive in managing this risk on two fronts. First we effectively hire and train our operational staff to operate the equipment in a safe manner, consistent with defined process and procedures and second, we perform preventative and routine maintenance on all of our mechanical assets.
      Measurement Risk — In complex midstream systems such as ours, it is normal for there to be differences between gas measured into ours systems and those measured out of the system which is referred to as system balance. These system balances are normally due to changes in line pack, gas vented for routine operational and non-routine reasons, as well as due to the inherent inaccuracies in the physical measurement of gas. The company employs the latest gas measurement technology when appropriate, in the form of EFM (Electronic Flow Measurement) computers. Nearly all of our new supply and market connections are equipped with EFM. Retro-fitting older measurement technology is done on a case-by-case basis. Electronic digital data from these devices can be transmitted to a central control room via radio, telephone, cell phone, satellite or other means. With EFM computers, such a communication system is capable of monitoring gas flows and pressures in real-time and is commonly referred to as SCADA (Supervisory Control And Data Acquisition). We expect to continue to increase our reliance on electronic flow measurement and SCADA, which will further increase our awareness of measurement discrepancies as well as reduce our response time should a pipeline failure occur.

Item 4.	Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.
      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting. We implemented an enterprise-wide accounting system in January 1, 2005. We expect this new system to improve our control environment as its full capabilities are deployed throughout our operations during 2005.

PART II — OTHER INFORMATION

Item 6.	Exhibits
      The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2003).
3.2	—	Second Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 3, 2005).
3.3	—	Certificate of Limited Partnership of Crosstex energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 29, 2004 (incorporated by reference from Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).
3.5	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).
3.6	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.7	—	Second amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).
3.8	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
3.12	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s registration Statement on Form S-1, file No. 333-110095).
3.13	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC dated as of October 27, 2003 (incorporated by references from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

3.15		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc. Registration Statement on Form S-1, file No. 333-110095).
3.17		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.1		—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc,’s Registration Statement on Form S-1, file No. 333-110095).
10.1		—	Third Amended and Restated Credit Agreement, dated as of March 31, 2005 among Crosstex Energy, L.P., Crosstex Energy Services, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 31, 2005).
10.2		—	Amended and Restated $125,000,000 Senior Secured Notes Master Shelf Agreement, dated as of March 31, 2005 among Crosstex Energy, L.P., Crosstex Energy Services, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 31, 2005).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May 2005.

CROSSTEX ENERGY, INC.

By:	/s/ WILLIAM W. DAVIS

William W. Davis,
Executive Vice President and
Chief Financial Officer