Form 10-Q
period 2005-09-30
CROSSTEX ENERGY INC
filed 2005-11-09
CIK 1209821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑  No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑
      As of October 31, 2005, the Registrant had 12,760,158 shares of common stock outstanding.

Item		Page

DESCRIPTION

PART I — FINANCIAL INFORMATION

1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
3.	Quantitative and Qualitative Disclosures about Market Risk	34
4.	Controls and Procedures	36

PART II — OTHER INFORMATION

6.	Exhibits	37
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer & Principal Financial Officer

CROSSTEX ENERGY, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,093	$22,519
Accounts and notes receivable:
Trade, accrued revenues and other, net of allowance for bad debt of $260 and $60, respectively	331,955	233,777
Related party	—	61
Fair value of derivative assets	18,458	3,025
Prepaid expenses, natural gas in storage and other	5,907	5,251

Total current assets	374,413	264,633

Property and equipment, net of accumulated depreciation of $66,615 and $45,090, respectively	371,333	325,653
Account receivable from Enron, net allowance of $6,931	1,131	1,312
Fair value of derivative assets	9,132	166
Intangible assets, net of accumulated amortization of $4,496 and $3,301, respectively	4,650	5,155
Goodwill	7,859	6,164
Other assets, net	4,289	3,685

Total assets	$772,807	$606,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$346,976	$257,746
Fair value of derivative liabilities	32,532	2,085
Current portion of long-term debt	4,168	50
Other current liabilities	17,235	23,017

Total current liabilities	400,911	282,898

Fair value of derivative liabilities	3,432	134
Long-term debt	176,482	148,650
Deferred tax liability	21,962	32,754
Interest of non-controlling partners in the Partnership	102,418	65,399
Stockholders’ equity	67,602	76,933
Total liabilities and stockholders’ equity	$772,807	$606,768

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Midstream	$769,334	$501,004	$1,928,330	$1,327,181
Treating	13,117	7,880	34,064	22,592
Profit on energy trading activities	306	579	1,157	1,605

Total revenues	782,757	509,463	1,963,551	1,351,378

Operating costs and expenses:
Midstream purchased gas	740,519	478,536	1,851,418	1,266,624
Treating purchased gas	2,792	1,229	5,996	4,092
Operating expenses	13,882	10,092	37,613	26,768
General and administrative	8,471	5,478	23,295	14,688
(Gain)loss on derivatives	13,273	(187)	13,679	(187)
(Gain)loss on sale of property	(7,633)	(287)	(7,797)	(12)
Impairment	—	981	—	981
Depreciation and amortization	7,839	6,160	22,169	16,499

Total operating costs and expenses	779,143	502,002	1,946,373	1,329,453

Operating income	3,614	7,461	17,178	21,925
Other income(expense):
Interest expense, net	(2,701)	(2,869)	(9,046)	(6,166)
Other income	32	50	378	254

Total other income(expense)	(2,669)	(2,819)	(8,668)	(5,912)

Income before income taxes and interest of non-controlling partners in the Partnership’s net income	945	4,642	8,510	16,013
Income tax expense	(494)	(957)	(2,528)	(3,504)
Interest of non-controlling partners in the
Partnership’s net (income)loss	304	(2,005)	(1,909)	(6,216)

Net income	$755	$1,680	$4,073	$6,293

Net income available to common shareholders	$755	$1,680	$4,073	$6,293

Basic earnings per common share	$0.06	$0.14	$0.32	$0.54

Diluted earnings per common share	$0.06	$0.13	$0.32	$0.49

Weighted average shares outstanding:
Basic	12,760	12,134	12,615	11,727

Diluted	12,962	12,918	12,944	12,892

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2005

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity

	(Unaudited)
	(In thousands, except share amounts)
Balance, December 31, 2004	12,256,890	$122	$72,593	$4,214	$4	$76,933
Dividends paid				(15,650)	—	(15,650)
Proceeds from exercise of stock options	680,059	7	3,806	—	—	3,813
Shares repurchased and cancelled	(177,771)	(2)	(8,239)	—	—	(8,241)
Capital contribution related to deferred tax benefit of stock options exercised	—	—	10,185	—	—	10,185
Stock-based compensation	—	—	1,173	—	—	1,173
Net income	—	—	—	4,073	—	4,073
Non-controlling partners’ share of other comprehensive income in the Partnership	—	—	—	—	66	66
Hedging gains or losses reclassified to earnings	—	—	—	—	485	485
Adjustment in fair value of derivatives	—	—	—	—	(5,235)	(5,235)

Balance, September 30, 2005	12,759,178	$127	$79,518	$(7,363)	$(4,680)	$67,602

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Comprehensive Income

	Nine Months Ended
	September	30,4

	(Unaudited)
	(In thousands)
Net income	$4,073	$6,293
Non-controlling partners’ share of other comprehensive income in the Partnership	66	—
Hedging gains or losses reclassified to earnings	487	(1,669)
Adjustment in fair value of derivatives	(5,238)	477

Comprehensive income (loss)	$(612)	$5,101

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$4,073	$6,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,169	16,499
Impairment	—	981
(Income) on investment in affiliated partnerships	—	(229)
Interest of non-controlling partners in the Partnership’s net income	1,909	6,216
Deferred tax expense	2,067	3,104
Gain on sale of property	(7,797)	(12)
Non-cash stock-based compensation	2,273	717
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue and other accounts receivable	(98,000)	(3,728)
Prepaid expenses, natural gas in storage and other	(656)	(608)
Accounts payable, accrued gas purchases, and other accrued liabilities	94,203	(12,070)
Fair value of derivatives	(4,848)	(671)
Other	719	694

Net cash provided by operating activities	16,112	17,186

Cash flows from investing activities:
Additions to property and equipment	(55,207)	(27,018)
Assets acquired	(15,969)	(73,474)
Proceeds from sale of property	9,933	611
Investments in affiliated companies and changes in other non-current assets	178	(210)

Net cash used in investing activities	(61,065)	(100,091)

Cash flows from financing activities:
Proceeds from borrowings	601,750	381,000
Payments on borrowings	(569,800)	(288,050)
Increase (decrease) in drafts payable	(10,754)	14,415
Common dividends paid	(15,650)	(7,629)
Preferred dividends paid	—	(3,603)
Proceeds from exercise of stock options	3,813	415
Common stock repurchased and cancelled	(8,241)	—
Repayment of shareholder notes	—	4,933
Net proceeds from issuance of units of the Partnership	49,921	—
Net proceeds from public equity offering	—	5,262
Contributions from minority interest	1,287	—
Proceeds from exercise of Partnership unit options	846	342
Distributions to non-controlling partners in the Partnership	(11,205)	(9,657)
Debt refinancing and offering costs	(1,440)	(1,113)

Net cash provided by financing activities	40,527	96,315

Net increase (decrease) in cash and cash equivalents	(4,426)	13,410
Cash and cash equivalents, beginning of period	22,519	1,479

Cash and cash equivalents, end of period	$18,093	$14,889

Cash paid for interest	$8,847	$4,896
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements
September 30, 2005
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
      The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the consolidated financial statements for the prior year periods to conform to the current presentation.

(a)	Management’s Use of Estimates
      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America required management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

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
      As of September 30, 2005, Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P. (collectively, Yorktown), owned 28.8% of the Company’s outstanding common shares, Company management and directors owned 18.4% of the common shares, and the remaining 52.8% was publicly held.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(c)	Long-Term Incentive Plans
      The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the related interpretations in accounting for the long-term incentive plans. In accordance with APB No. 25 for fixed stock and unit options, compensation is recorded to the extent the fair value of the stock or unit exceeds the exercise price of the option at the measurement date. Compensation costs for fixed awards with pro rata vesting are recognized on a straight-line basis over the vesting period. In addition, compensation expense is recorded for variable options based on the difference between fair value of the stock or unit and exercise price of the options at period end for unexercised variable options. Certain fixed awards were modified during 2005 to accelerate vesting resulting in compensation expense of $0.5 million based on the difference between the fair value of the stock or units at the date of acceleration and the exercise price of the options.
      Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$755	$1,680	$4,073	$6,293
Add: Stock-based employee compensation expense included in reported net income	553	105	1,383	280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(615)	(118)	(1,521)	(338)

Pro forma net income	$693	$1,667	$3,935	$6,235

Net income per common share, as reported:
Basic	$0.06	$0.14	$0.32	$0.54
Diluted	$0.06	$0.13	$0.32	$0.49
Pro forma net income per common share:
Basic	$0.05	$0.14	$0.31	$0.53
Diluted	$0.05	$0.13	$0.31	$0.48
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for Company common stock grants in 2005:

	Crosstex Energy, Inc.	Crosstex Energy, L.P.

Options granted	20,000	175,880
Weighted average dividend yield	3.8%	5.0%
Weighted average expected volatility	36.0%	33.0%
Weighted average risk free interest rate	3.7%	3.7%
Weighted average expected life (years)	5.0	3
Contractual life (years)	10.0	10
Weighted average of fair value of common stock options granted	$10.62	$7.93
      The exercise price for 174,049 unit options granted in June 2005 was based on the market value of the units on January 1, 2005 which was less than the market value on the date of grant. The market value in excess of the

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
exercise price totaling $0.8 million is amortized into stock-based compensation ratably over the three-year vesting period.
      In June 2005, the Partnership issued 111,552 restricted units to senior management and employees under its long-term incentive plan with an intrinsic value of $4.1 million. CEI issued 86,762 restricted common shares to senior management and employees of the Partnership with an intrinsic value of $3.9 million. These restricted units and CEI restricted common shares vest on January 1, 2008, and the intrinsic value of the restricted units and restricted common shares is amortized into stock-based compensation ratably over the vesting periods. Unit distributions paid on the restricted units, which are phantom units, prior to vesting are considered cash compensation expense and are charged to general and administrative expense. Dividends paid on CEI’s restricted common shares are charged to retained earnings.
      Stock-based compensation expense totaled $1.1 million and $2.7 million for the three and nine months ended September 30, 2005, respectively. The amounts included in general and administrative expenses were $1.0 million and $2.4 million for the three and nine months ended September 30, 2005, respectively and the amounts included in operating expenses were $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively. Stock-based compensation expense of $.5 million was recognized in the nine months ended September 30, 2005 related to the accelerated vesting periods of 7,060 unit options and 10,000 CEI common share options. Stock-based compensation expense of $1.0 million and $1.5 million was recognized during the three and nine months ended September 30, 2005, respectively, related to the amortization of restricted units and CEI restricted common shares. Stock-based compensation expense for the nine months ended September 30, 2005 also includes $.4 million of payroll taxes associated with CEI stock option exercises.
      In May 2005, the Partnership’s general partner amended its long-term incentive plan to increase the aggregate common unit options and restricted units under the plan from 1.4 million to 1.8 million.

(d)	Common Stock Options Exercised and Common Shares Repurchased and Cancelled
      During the nine months ended September 30, 2005, 680,059 CEI stock options were exercised with proceeds totaling $3.8 million.
      Certain officers and key employees owned common shares in the Company prior to the exercise of these stock options. The Company repurchased 177,771 common shares (based on the market price on the date of exercise) from certain officers and key employees totaling $8.2 million during 2005. The Company then paid the income taxes and payroll taxes on behalf of such officers and employees related to the exercise of such stock options.

(e)	Earnings per Share and Anti-Dilutive Computations
      Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2005 and 2004. The computation of diluted earnings per share further assumes the dilutive effect of common share options, restricted shares and convertible preferred stock.
      In conjunction with the Company’s initial public offering, the Company affected a two-for-one split of its common stock. All share amounts for prior periods presented herein have been restated to reflect this stock split.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	12,760	12,134	12,615	11,727
Diluted earnings per share:
Weighted average common shares outstanding	12,760	12,134	12,615	11,727
Dilutive effect of restricted shares	172	75	287	72
Dilutive effect of exercise of options outstanding	30	709	42	732
Dilutive effect of preferred stock conversion to common shares	—	—	—	361

Diluted shares	12,962	12,918	12,944	12,892

      All outstanding common shares were included in the computation of diluted earnings per common share.

(f)	Income Taxes
      During the nine months ended September 30, 2005, the Company recognized a deferred tax benefit of $10.2 million related to the exercise of the Company’s stock options due to the fact that the Company will receive a tax deduction related to these options in excess of the expense recognized for financial reporting purposes under APB No. 25. This deferred tax benefit is reflected in the financial statements as a reduction in the deferred tax liability and as a contribution to additional paid-in capital.

(g)	New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and will be effective beginning January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and therefore SFAS No. 123R will impact our financial statements. We reviewed the impact of SFAS No. 123R and we believe that the pro forma effect of recording compensation for all stock awards at fair value utilizing the Black-Scholes method for the three and nine months ended September 30, 2005 and 2004 presented in Note 1(c) above is not materially different.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
estimate the fair value of an asset retirement obligation under FASB Statement No. 143. FIN 47 is effective at December 31, 2005 and is not expected to affect the Company’s financial position or results of operations.

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
      As a result of CELP issuing additional units to unrelated parties at a price per unit greater than the Company’s equivalent carrying value, the Company’s share of net assets of CELP increase by $19.4 million. The Company has deferred the recognition of the $19.4 million gain associated with the unit issuance until the senior subordinated units convert to common units in February 2006. The gain is reflected in the Interest of Non-Controlling Partners in the Partnership.

(b)	Cash Distributions from the Partnership
      In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders (other than the senior subordinated unitholders) and 2% to the Company as the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Company is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $2.5 million and $1.5 million were earned by the Company as general partner for the three months ended September 30, 2005 and 2004, respectively, and $6.7 million and $3.7 million for the nine months ended September 30, 2005 and 2004, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

(c)	Allocation of Partnership Income
      Net income is allocated to the general partner in an amount equal to its incentive distributions as described in Note (b) above. In June 2005, the Partnership amended its partnership agreement to allocate the expenses attributable to the Company’s stock options and restricted stock all to the general partner to match the related general partner contribution for such items. Therefore, beginning in the second quarter of 2005, the general partner’s share of net income is reduced by stock-based compensation expense attributed to CEI stock options and restricted stock. The remaining net income after incentive distributions and CEI-related stock-based compensation is allocated pro rata between the 2% general partner interest, the subordinated units (excluding

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
senior subordinated units), and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income allocation for incentive distributions	$2,528	$1,474	$6,701	$3,728
Stock-based compensation attributable to CEI’s stock options and restricted shares	(520)	—	(1,557)	—
2% general partner interest in net income	(18)	89	72	277

General Partner Share of Net Income	$1,990	$1,563	$5,216	$4,005

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
      Operating results for the LIG assets have been included in the Consolidated Statements of Operations since April 1, 2004. The following unaudited pro forma results of operations assume that the LIG acquisition occurred on January 1, 2004 (in thousands, except per unit amounts):

Pro Forma
Nine months ended
September 30, 2004

Revenue	$1,552,845
Pro forma net income	$5,880
Pro forma net income per common share:
Basic	$0.50
Diluted	$0.46

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

(4)	Long-Term Debt
      As of September 30, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2005 and December 31, 2004 were 5.09% and 4.99%, respectively	$65,000	$33,000
Senior secured notes, weighted average interest rate of 6.95%	115,000	115,000
Note payable to Florida Gas Transmission Company	650	700

	180,650	148,700
Less current portion	(4,168)	(50)

Debt classified as long-term	$176,482	$148,650

      On March 31, 2005, the Partnership amended the bank credit facility, increasing availability under the facility to $250 million, eliminating the distinction between an acquisition and working capital facility and extending the maturity date from June 2006 to March 2010. Additionally, an accordion feature built into the credit facility allows the Partnership to increase the availability to $350 million. The availability under the credit facility was increased to $750 million on November 1, 2005 for the acquisition of assets from El Paso Corporation discussed in Note (9).
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
      In August 2005 the Partnership acquired puts, or rights to sell a portion of the liquids from the plants at a fixed price over a two-year period beginning January 1, 2006, as part of the overall risk management plan related to the acquisition of the El Paso assets as discussed in Note (9). Because the underlying volumes relate to assets which, at September 30, 2005, were not yet owned by the Partnership, the puts do not qualify for hedge accounting and are marked to market through the Partnership’s Consolidated Statement of Operations for the three and nine months ended September 30, 2005.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      The components of gain/loss on derivatives in the Consolidated Statements of Operations are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Change in fair value of derivatives that do not qualify for hedge accounting	$(13,482)	$184	$(14,011)	$184
Ineffective portion of derivatives qualifying for hedge accounting	209	3	332	3

	$(13,273)	$187	$(13,679)	$187

      The fair value of derivative assets and liabilities, excluding the interest rate swap, are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Fair value of derivative assets — current	$18,458	$3,025
Fair value of derivative assets — long term	9,132	166
Fair value of derivative liabilities — current	(32,532)	(2,085)
Fair value of derivative liabilities — long term	(3,432)	(134)

Net fair value of derivatives	$(8,374)	$972

      Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2005 (all gas quantities are expressed in British Thermal Units and liquids are expressed in gallons). The remaining term of the contracts extend no later than October 2009, with no single contract longer than nine months. The Company’s counterparties to derivative contracts include BP Corporation, Total Gas & Power and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Company’s derivatives related to third-party producers and customers gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings.

September 30, 2005

				Fair value
			Remaining term	Assets/Liabilities
Transaction type	Total volume	Pricing terms	of contracts	(in thousands)

Cash Flow Hedges:
Natural gas swaps	2,710,020	NYMEX less a basis of $1.19 to NYMEX plus a basis of $0.35 prices ranging from $5.66 to $7.565 settling against various Inside FERC Index prices	October 2005	$(1,045)
Natural gas swaps	(3,031,520)		October 2005- June 2006	(10,763)

Total natural gas swaps designated as cash flow hedges				$(11,808)

Liquids swaps	(10,370,430)	Fixed prices ranging from $0.49 to $1.39 settling against Mt. Belvieu Average of daily postings (non-TET)	October 2005- December 2006	$(2,043)
Total liquids swaps designated as cash flow hedges				$(2,043)

Mark to Market Derivatives:
Swing swaps	542,500	Prices ranging from Inside FERC Index plus $0.22 to Inside FERC Index less $0.95 settling against various Inside FERC Index prices	October 2005	$(116)
Swing swaps	(682,000)		October 2005	65

Total swing swaps				$(51)

Physical offset to swing swap transactions	682,000	Prices of various Inside FERC Index prices settling against various Inside FERC Index prices	October 2005	—
Physical offset to swing swap transactions	(542,500)		October 2005	—

Total physical offset to swing swaps				—

Third party on-system financial swaps	3,385,000	Fixed prices ranging from $5.659 to $14.865 settling against various Inside FERC Index prices	October 2005- October 2009	$14,096
Third party on-system financial swaps	(751,500)		October 2005- March 2006	(1,928)

Total third party on-system financial swaps				$12,168

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

September 30, 2005

				Fair value
			Remaining term	Assets/Liabilities
Transaction type	Total volume	Pricing terms	of contracts	(in thousands)

Physical offset to third party on-system transactions	751,500	Fixed prices ranging from $5.71 to $14.82 settling against various Inside FERC Index prices	October 2005- March 2006	$1,955
Physical offset to third party on-system transactions	(3,385,000)		October 2005- October 2009	(13,726)

Total physical offset to third party on-system swaps				$(11,771)

Marketing trading financial swaps	(770,000)	Fixed prices ranging from $6.50 to $13.425 settling against various Inside FERC Index prices	October 2005- March 2006	$(3,845)
Marketing trading financial swaps	—		—	—

Total marketing trading financial swaps				$(3,845)

Physical offset to marketing trading transactions	770,000	Fixed prices ranging from $6.45 to $13.40 settling against various Inside FERC Index prices	October 2005- March 2006	$3,876
Physical offset to marketing trading transactions		—	—	—

Total physical offset to marketing trading transactions swaps				$3,876

Storage swap transactions:
Storage swap transactions	20,000	Fixed prices ranging from $8.01 to $12.82 settling against various Inside FERC Index prices	October 2005- January 2006	$22
Storage swap transactions	(340,000)		October 2005- January 2006	(2,111)

Total financial storage swap transactions				$(2,089)

Natural gas liquid puts:	160,995,660
Liquid puts		Fixed prices ranging from $0.565 to $1.26 settling against various Inside FERC index prices	January 2006- December 2007	$7,189

Total natural gas liquid puts				$7,189

      On all transactions where the Company is exposed to counterparty risk, the Company analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)

Impact of Cash Flow Hedges

Natural Gas
      In the first nine months of 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $1.5 million. In the first nine months of 2004, net losses on futures and basis swap hedge contracts decreased gas revenue by $0.7 million. As of September 30, 2005, an unrealized pre-tax derivative fair value loss of $12.1 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). This entire fair value loss is expected to be reclassified into earnings through June 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
      The settlement of futures contracts and basis swap agreements related to October 2005 gas production reduced gas revenue by approximately $2.3 million.

Liquids
      In the first nine months of 2005, net losses on liquids swap hedge contracts decreased liquids revenue by approximately $0.6 million. As of September 30, 2005, an unrealized pre-tax derivative fair value loss of $2.0 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). $1.8 million of the fair value loss is expected to be reclassified into earnings in 2005 and in 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
      Assets and liabilities related to third party derivative contracts, swing swaps and storage swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded on a net basis as gain (loss) on derivatives in the consolidated statement of operations. The Company estimates the fair value of all of its energy trading contracts using prices actively quoted. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods

	Less than one year	One to two years	Two to four years	Total fair value

September 30, 2005	$(472)	5,897	52	$5,477

Accounts Receivable from Enron
      On December 2, 2001, Enron Corp. and certain subsidiaries, including Enron North America Corp. (“Enron”), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company has allowed unsecured claims in the Enron bankruptcy matter which total approximately $7.8 million. The Company has written these claims down to $1.3 million at December 31, 2004, which is the estimate of recoverable value pursuant to the bankruptcy plan as confirmed by the bankruptcy court in July 2004. The Company received a partial payment of $.2 million on this receivable during the second quarter of 2005.

(6)	Transactions with Related Parties

Camden Resources, Inc.
      The Partnership treats gas for, and purchases gas from Camden Resources, Inc. (Camden). Camden is an affiliate of the Partnership by way of equity investments made in Camden by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P., collectively the major shareholder in the Company. During the three months ended September 30, 2005 and 2004, the Partnership purchased natural gas from Camden in the amount of approximately $21.1 million and $10.3 million, respectively, and received approximately $0.7 million and $0.6 million in treating fees from Camden. The Partnership purchased natural gas from Camden in the amount of

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
approximately $41.8 million and $28.5 million for the nine months ended September 30, 2005 and 2004, respectively, and received approximately $1.9 million and $1.8 million in treating fees from Camden.

Crosstex Pipeline Partners, L.P.
      The Partnership had related-party transactions with Crosstex Pipeline Partners, L.P. (CPP), as summarized below:

•	During the three months ended September 30, 2004, the Partnership bought natural gas from CPP in the amount of approximately $2.9 million and paid for transportation of approximately $14,000 to CPP. During the nine months ended September 30, 2004, the Partnership bought natural gas from CPP in the amount of approximately $8.4 million and paid for transportation of approximately $35,000 to CPP.

•	During the three months ended September 30, 2004, the Partnership received a management fee from CPP of $31,000. During the nine months ended September 30, 2004, the Partnership received a management fee from CPP of $94,000.

•	During the three months ended September 30, 2004, the Partnership received distributions from CPP in the amount of approximately $41,000. During the nine months ended September 30, 2004, the Partnership received distributions from CPP in the amount of approximately $91,000.
      Effective December 31, 2004, the Partnership acquired all of the outside limited and general partner interests of CPP for $5.1 million. This acquisition makes the Partnership the sole limited partner and general partner of CPP and the Partnership began consolidating its investment in CPP effective December 31, 2004.

(7)	Commitments and Contingencies

(a)	Employment Agreements
      Each member of executive management of the Company is a party to an employment contract. The employment agreements provide each member of senior management with severance payments in certain circumstances and prohibit each such person from competing with the general partner or its affiliates for a certain period of time following the termination of such person’s employment.

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
      The Partnership acquired LIG Pipeline Company, and its subsidiaries, on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third-party company that specializes in remediation work. The Company does not expect to incur any material liability with these sites. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it discovered to the Louisiana Department of Environmental Quality and is working with the department to correct these deficiencies and to address modifications to facilities to bring them into

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
compliance. The Company does not expect to incur any material environmental liability associated with these issues.

(c)	Other
      In May 2003, four landowner groups filed suit against the Partnership in the 267th Judicial District Court in Victoria County, Texas seeking damages related to the expiration of an easement for a segment of one of the Partnership pipelines located in Victoria County, Texas. In 1963, the original owners of the land granted an easement for a term of 35 years, and the prior owner of the pipeline failed to renew the easement. The Partnership filed a condemnation counterclaim in the district court suit and it filed, in a separate action in the county court, a condemnation suit seeking to condemn a 1.38-mile long easement across the land. Pursuant to condemnation procedures under the Texas Property Code, three special commissioners were appointed to hold a hearing to determine the amount of the landowner’s damages. In August 2004, a hearing was held and the special commissioners awarded damages to the current landowners in the amount of $877,500. The Partnership has timely objected to the award of the special commissioners and the condemnation case will now be tried in the county court. The damages awarded by the special commissioners will have no effect on and cannot be introduced as evidence in the trial. The county court will determine the amount that the Partnership will pay the current landowners for an easement across their land and will determine whether or not and to what extent the current landowners are entitled to recover any damages for the time period that there was not an easement for the pipeline on their land. Under the Texas Property Code, in order to maintain possession of and continued use of the pipeline until the matter has been resolved in the county court, the Partnership was required to post bonds and cash, each totaling the amount of $877,500, which is the amount of the special commissioners award. The deposit of $877,500 is reflected in other current assets as of September 30, 2005. The Company is not able to predict the ultimate outcome of this matter.

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
      The Company evaluates the performance of its operating segments based on earnings before income taxes and minority interest, and after an allocation of corporate expenses. Corporate expenses are allocated to the segments on a pro rata basis based on the number of employees within the segments. Interest expense is allocated on a pro rata basis based on segment assets. Inter-segment sales are at cost. The 2004 segment information has been adjusted to conform to these allocation methods.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
      Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant non-cash items.

	Midstream	Treating	Totals

	(In thousands)
Three months ended September 30, 2005:
Sales to external customers	$769,334	$13,117	$782,451
Inter-segment sales	2,384	(2,384)	—
Interest expense	2,180	517	2,697
Depreciation and amortization	5,106	2,734	7,840
Segment profit	(1,167)	2,227	1,060
Segment assets	650,045	122,762	772,807
Capital expenditures	25,526	3,861	29,387
Three months ended September 30, 2004:
Sales to external customers	$501,004	$7,880	$508,884
Inter-segment sales	1,655	(1,655)	—
Interest expense	2,431	438	2,869
Depreciation and amortization	2,483	3,677	6,160
Segment profit	3,933	709	4,642
Segment assets	461,655	83,217	544,872
Capital expenditures	6,064	5,670	11,734
Nine months ended September 30, 2005:
Sales to external customers	$1,928,330	$34,064	$1,962,394
Inter-segment sales	6,287	(6,287)	—
Interest expense	7,237	1,809	9,046
Depreciation and amortization	14,473	7,696	22,169
Segment profit	4,250	4,374	8,624
Segment assets	650,045	122,762	772,807
Capital expenditures	38,540	16,627	55,167
Nine months ended September 30, 2004:
Sales to external customers	$1,327,181	$22,592	$1,349,773
Inter-segment sales	4,493	(4,493)	—
Interest expense	5,224	942	6,166
Depreciation and amortization	10,747	5,752	16,499
Segment profit	13,567	2,446	16,013
Segment assets	461,655	83,217	544,872
Capital expenditures	12,317	14,701	27,018

(9)	Subsequent Event
      On November 1, 2005 the Partnership acquired El Paso Corporation’s processing and liquids business in South Louisiana for $486 million. The assets acquired include 2.3 billion cubic feet per day of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines. The primary facilities and other assets the Partnership acquired consist of: (1) the Eunice processing plant and fractionation facility; (2) the Pelican processing plant; (3) the Sabine Pass

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements — (Continued)
processing plant; (4) a 23.85% interest in the Blue Water gas processing plant; (5) the Riverside fractionator and loading facility; (6) the Cajun Sibon pipeline and (7) the Napoleonville natural gas liquid storage facility.
      The Partnership financed the acquisition with borrowings of approximately $380 million under its bank credit facility, net proceeds of approximately $105 million from the private placement of Senior Subordinated Series B Units discussed below, and approximately $2 million of equity contributions from Crosstex Energy GP, L.P., the general partner of the Partnership. In connection with the acquisition, the Partnership amended its bank credit facility to, among other things, increase the borrowing capacity to $750 million of revolving credit borrowings.
      On November 1, 2005, the Partnership sold 2,850,165 Senior Subordinated Series B Units in a private equity placement for net proceeds of approximately $107 million, including a $2 million capital contribution from the Partnership’s general partner and expenses associated with the sale. The Senior Subordinated Series B Units will not participate in the third quarter distribution, and will convert to common units on a one-for-one basis on November 14, 2005. The placement closed concurrently with the closing of the purchase transaction of the El Paso assets and the proceeds were used to fund a portion of the transaction as discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.
Overview
      Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage, through its subsidiaries, in the gathering, transmission, treating, processing and marketing of natural gas. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership, to acquire indirectly substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas. These partnership interests consist of (i) 666,000 common units and 9,334,000 subordinated units, representing a 50.9% limited partner interest in Crosstex Energy, L.P. as of September 30, 2005, and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.
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
      The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 53% and 55% of the operating income in its Treating division for the nine months ended September 30, 2005 and 2004, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 37% and 41% of the operating income in its Treating division for the nine months ended September 30, 2005 and 2004, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 10% and 4% of the operating income in its Treating division for the nine months ended September 30, 2005 and 2004, respectively.
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
      In April 2004 the Partnership acquired LIG and its subsidiaries, which we collectively refer to as LIG, from American Electric Power for $73.7 million in cash. The principal assets acquired consist of approximately 2,000 miles of gas gathering and transmission systems located in 32 parishes extending from northwest and north-central Louisiana through the center of the state to the south and southeast Louisiana, and five processing plants, including three idle plants, that straddle the pipeline in three locations and have a total processing capability of 663,000 MMbtu/d. The system has a throughput capacity of 900,000 MMbtu/d and average throughput at the time of the Partnership’s acquisition was approximately 560,000 MMbtu/d. Customers include power plants, municipal gas systems and industrial markets located principally in the industrial corridor between New Orleans and Baton Rouge. The LIG system is connected to several interconnected pipelines and the Jefferson Island Storage facility which provides access to additional system supply. The Partnership financed the LIG acquisition through borrowings under its bank credit facility.
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
      In March 2005 the Partnership entered into a contract to sell an idle processing plant, which was acquired in April 2004 as part of the LIG acquisition for $9.0 million. The Partnership received deposits totaling $3.6 million in March and June 2005 pursuant to this contract. The sale closed in September 2005. The gain of $8.0 million on the sale of this plant was recognized in the third quarter of 2005.
      In September 2005 the Partnership began construction of the North Texas Pipeline project. This 122-mile pipeline project in the Barnett Shale formation is expected to be completed in the first quarter of 2006.

Subsequent Event
      On November 1, 2005 the Partnership acquired El Paso Corporation’s processing and liquids business in South Louisiana for $486 million. The assets acquired include 2.3 billion cubic feet per day of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines. The primary facilities and other assets the Partnership acquired consist of: (1) the Eunice processing plant and fractionation facility; (2) the Pelican processing plant; (3) the Sabine Pass processing plant; (4) a 23.85% interest in the Blue Water gas processing plant; (5) the Riverside fractionator and loading facility; (6) the Cajun Sibon pipeline and (7) the Napoleonville natural gas liquid storage facility.
      We financed the acquisition with borrowings of approximately $380 million under our bank credit facility, net proceeds of approximately $105 million from the private placement of Senior Subordinated Series B Units discussed below, and approximately $2 million of equity contributions from our general partner. On November 1, 2005 and in connection with the acquisition, we amended our bank credit facility to, among other things, increase the borrowing capacity to $750 million of revolving credit borrowings.
      On November 1, 2005, we sold 2,850,165 Senior Subordinated Series B Units in a private equity placement for net proceeds of approximately $107 million, including our general partner’s $2 million capital contribution and expenses associated with the sale. The Senior Subordinated Series B Units will not participate in the third quarter distribution, and will convert to common units on a one-for-one basis on November 14, 2005. The placement closed concurrently with the closing of the purchase transaction of the El Paso assets and the proceeds were used to fund a portion of the transaction as discussed above.
Results of Operations
      Set forth in the table below is certain financial and operating data for the Midstream and Treating segments for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Midstream revenues	$769.3	$501.0	$1,928.3	$1,327.2
Midstream purchased gas	740.5	478.5	1,851.4	1,266.6

Midstream gross margin	28.8	22.5	76.9	60.6

Treating revenues	13.1	7.8	34.1	22.6
Treating purchased gas	2.8	1.2	6.0	4.1

Treating gross margin	10.3	6.6	28.1	18.5

Profit on energy trading activities	.3	.6	1.2	1.6

Total gross margin	$39.4	$29.7	$106.2	$80.7

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,313,000	1,309,000	1,291,000	1,285,000
Processing	452,000	428,000	450,000	419,000
Producer services	188,000	224,000	186,000	209,000
Plants in service (end of period)	111	67	111	67

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Gross Margin and Profit on Energy Trading Activities. Midstream gross margin was $28.8 million for the three months ended September 30, 2005 compared to $22.5 million for the three months ended September 30, 2004, an increase of $6.3 million, or 28%. Relatively high and volatile natural gas prices, and abnormal basis differentials during the third quarter of 2005, created favorable market opportunities on several systems. The impact of these high and volatile gas prices on midstream operations was a gross margin increase of $4.3 million.

Operational improvements and volume increases on various systems contributed margin growth of $1.5 million. The acquisition of all outside interests in CPP as of January 1, 2005 accounted for $0.3 million of the increase in gross margin. The capital expansion of the Arkoma system also accounted for a gross margin increase of $0.3 million during the quarter. Profit on energy trading activity decreased from a profit of $0.6 million for the three months ended September 30, 2004 to $0.3 million for the three months ended September 30, 2005. The decrease in profit on energy trading activities is primarily due to a volume decrease associated with contracts that were not renewed in 2005.
      Treating gross margin was $10.3 million for the three months ended September 30, 2005 compared to $6.6 million in the same period in 2004, an increase of $3.7 million, or 55%. The increase in treating plants in service from 67 plants at September 30, 2004 to 111 plants at September 30, 2005 contributed approximately $3.0 million to the increase in gross margin. Existing plant assets contributed $0.5 million in gross margin growth due primarily to plant expansion projects and increased volumes. The acquisition and installation of dew point control plants in 2005 contributed an additional $0.2 million to gross margin.
      Operating Expenses. Operating expenses were $13.9 million for the three months ended September 30, 2005 compared to $10.1 million for the three months ended September 30, 2004, an increase of $3.8 million, or 38%. Midstream operating expenses increased by $1.9 million compared to the same quarter 2004. A $.5 million increase was due to the acquisition of CPP and expansion at both Arkoma and CDC. The remaining $1.4 million was an increase in costs on various other systems. Treating operating expenses increased $1.8 million due to the growth in the treating business from 67 plants in 2004 to 111 at September 30, 2005.
      General and Administrative Expenses. General and administrative expenses were $8.5 million for the three months ended September 30, 2005 compared to $5.5 million for the three months ended September 30, 2004, an increase of $3.0 million, or 55%. The increase was partially due to a $1.2 million increase in the bonus accrual during the third quarter of 2005 over the comparative quarter in 2004 because we expect to meet the bonus performance measures at a higher level than was previously accrued. Other variances were $0.6 million in employee costs for labor and benefits associated with the increase in our employee base and $0.3 million training and travel related costs. General and administrative expenses included $1.0 million of stock-based compensation expense for the three months ended September 30, 2005 compared to $0.2 million of stock-based compensation expense for the three months ended September 30, 2004, accounting for a $0.8 million variance. The increase was due to granting of restricted units and restricted CEI shares in June 2005.
      Gain/Loss on Derivatives. The third quarter of 2005 includes a $2.0 million loss associated with derivatives for third party on-system financial transactions and storage financial transactions. We also recognized gains due to the ineffectiveness of certain cash flow hedges of $0.3 million and an $11.5 million loss on puts acquired in the third quarter of 2005. As part of the overall risk management plan related to the November 2005 acquisition of the El Paso assets, we acquired puts, or rights to sell a portion of the liquids from the plants at a fixed price over a two-year period beginning January 1, 2006 for a premium of $18.7 million. Because the underlying volumes relate to assets which were not yet owned by us when we acquired the puts in August, the puts do not qualify for hedge accounting in the third quarter and were marked to market through our consolidated statement of operations. The puts represent options, but not the obligation, to sell the related underlying liquids volumes at a fixed price. As the price of the underlying liquids increased significantly in the period, the value of the puts declined by $11.5 million, which writedown is reflected in Loss on derivatives.
      Gain/Loss on Sale of Property. A gain of $8.0 million on the sale of an idle processing plan was recognized in the three month period ending September 30, 2005. The gain was partially offset by a $0.4 million net loss on other small asset dispositions. Assets sold during 2005 did not significantly contribute to operating cash flows.
      Depreciation and Amortization. Depreciation and amortization expenses were $7.8 million for the three months ended September 30, 2005 compared to $6.2 million for the three months ended September 30, 2004, an increase of $1.7 million, or 27%. New treating plants placed in service resulted in an increase of $0.9 million, and expansion projects and other growth projects resulted in the remaining $0.8 million increase.

      Income taxes. Income tax expense was $0.5 million for the three months ended September 30, 2005 compared to $1.0 million for the three months ended September 30, 2004, a decrease of $0.5 million. This decrease was due to the decrease in income before taxes. We do not expect to have a current tax liability in 2005 due to the availability of our net operating loss carryforward and the 2005 tax deduction we receive related to the exercise of stock options.
      Interest of Non-Controlling Partners in the Partnership’s Net Income. The interest of non-controlling partners in the Partnership’s net income decreased by $2.3 million to a loss of $0.3 million for the three months ended September 30, 2005 compared to $2.0 million profit for the three months ended September 30, 2004 due to the decrease in net income from the Partnership between comparable three-month periods. The non-controlling partners share of the Partnership net income was further reduced by the increase in net income allocated to us for our incentive distributions which increased from $1.5 million in the third quarter of 2004 to $2.5 million in the third quarter of 2005. Income from the Partnership is allocated to us for our incentive distributions less stock-based compensation attributable to our options and restricted units with the remaining income being allocated pro rata to the 2% general partner interest and the common unit and subordinated units (excluding senior subordinated units). Distributions from the Partnership will generally be made 98% to the common and subordinated unitholders (other than the senior subordinated unitholders) and 2% to the Company as the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Company is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes in excess of $0.375 per unit.
      Net Income. Net income for the three months ended September 30, 2005 was $0.8 million compared to $1.7 million for the three months ended September 30, 2004, a decrease of $0.9 million. The increase in gross margin of $10.0 million from 2004 to 2005 was partially offset by increases totaling $6.6 million in ongoing cash costs for operating expenses, general and administrative expenses and interest expense as discussed above. The increase in gross margin was further offset by an increase in depreciation and amortization expense totaling $1.7 million. Income in the quarter ending September 30, 2005 included the $8.0 million gain on disposition of an idle processing plant which was offset by a $13.3 million loss on derivatives, including an $11.5 million loss on the puts associated with the November 2005 El Paso acquisition. Our income tax and minority interest expense decreased by $0.5 million and $2.3 million, respectively, primarily due to the decrease in the Partnership’s net income between three month periods.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Gross Margin and Profit on Energy Trading Activities. Midstream gross margin was $76.9 million for the nine months ended September 30, 2005 compared to $60.6 million for the three months ended September 30, 2004, an increase of $16.3 million, or 27%. The largest portion of this increase was due to the acquisition of the LIG assets on April 1, 2004, which accounted for $8.5 million of the increase to midstream gross margin. Relatively high and volatile natural gas prices, and abnormal basis differentials during the quarter, created favorable market opportunities off several systems. The impact of these high and volatile gas prices on midstream operations was a gross margin increase of $4.3 million. Operational improvements and volume increases on various systems contributed margin growth of $2.4 million. The acquisition of all outside interests in CPP as of January 1, 2005, accounted for $1.1 million of the gross margin increase. Profit on energy trading activities was $1.2 million for the nine months ended September 30, 2005 as compared to $1.7 million for the nine months ended September 30, 2004. The decrease in Profit from energy trading activities is primarily due to a volume decrease associated with contracts that were not renewed in 2005. In addition, a counterparty transaction was settled in the first quarter of 2004 which resulted in a positive adjustment to profit.
      During the first quarter of 2005 and into part of April we experienced a line leak in a six-inch lateral to one of our transmission pipelines in a remote and uninhabited area. As a result of the leak a total of 275,000 MMbtu was vented to the atmosphere. The total financial impact of the commodity loss was $1.9 million, as of September 30, 2005. We are in the process of expanding our automated monitoring system on all of our pipelines that are not currently equipped with these devices. We believe that this type of monitoring system would have detected the leak much sooner and mitigated the amount of gas vented to the atmosphere. The line has been repaired and was back in service in April 2005.
      Treating gross margin was $28.1 million for the nine months ended September 30, 2005 compared to $18.5 million in the same period in 2004, an increase of $9.6 million, or 52%. The increase in treating plants in service from 67 plants at September 30, 2004 to 111 plants at September 30, 2005 contributed $6.9 million to the increase in gross margin. Existing plant assets contributed $2.3 million in gross margin growth due primarily to plant expansion projects and increased volumes. The acquisition and installation of dew point control plants in 2005 contributed an additional $0.4 million to gross margin.
      Operating Expenses. Operating expenses were $37.6 million for the nine months ended September 30, 2005 compared to $26.8 million for the nine months ended September 30, 2004, an increase of $10.8 million, or 41%. An increase of $4.9 million was associated with the acquisition of the LIG assets. The growth in treating plants in service increased operating expenses by $4.0 million. Increased activity on various systems together with increases related to the acquisition of CPP and expansion at Arkoma and CDC contributed $1.9 million to the increase between nine month periods. Operating expenses included $0.3 million of stock-based compensation expense for the nine months ended September 30, 2005 compared to $0.2 million of stock-based compensation expense for the nine months ended September 30, 2004.
      General and Administrative Expenses. General and administrative expenses were $23.3 million for the nine months ended September 30, 2005 compared to $14.7 million for the nine months ended September 30, 2004, an increase of $8.6 million, or 59%. Compensation and office related costs increased by $4.0 million due to increases in staffing associated with the requirements of the LIG acquisition and growth in the Partnership’s treating business and its other assets. Other variances include a $1.2 million increase in the bonus accrual during the third quarter of 2005 over the comparative quarter in 2004 because we expect to meet the bonus performance measures at a higher level than was previously accrued, a charge of $0.3 million for unsuccessful transaction costs, $0.4 million for Sarbanes Oxley 404 compliance, $0.4 million for training and travel related costs, and $0.1 million for bad debt reserve. General and administrative expenses included $2.4 million of stock-based compensation expense for the nine months ended September 30, 2005 compared to $0.6 million for the nine months ended September 30, 2004, accounting for a $1.7 million variance. Stock-based compensation expense during 2005 was higher than 2004 because $0.5 million of expense was recognized in the nine months ended September 30, 2005 related to the accelerated option vesting for two employees. The 10,000 CEI common share options, which were scheduled to vest on May 13, 2005, were accelerated to vest on April 1, 2005. Under the terms of the original option grant, these options expired on May 5, 2005, which was eight days before they vested due to an oversight in establishing the vesting date when these options were granted in May 2002. The vesting on the 7,060 Partnership unit options was accelerated for an employee who retired. Stock-based compensation expense included in general and administrative expense for the nine months ended September 30, 2005 also included $0.4 million of payroll taxes associated with stock option exercises. We contributed capital for the same amount to reimburse the Partnership for these taxes.
      Gain/ Loss on Derivatives. The loss on energy trading activities was $13.7 million for the nine months ended September 30, 2005 compared to a profit of $0.2 million for the nine months ended September 30, 2004, a decrease of $13.9 million. Included in the nine months ended September 30, 2005 is a $2.4 million loss associated with derivatives for third party on-system financial transactions and storage financial transactions. The Partnership recognized gains due to the ineffectiveness of certain cash flow hedges of $0.3 million and an $11.5 million loss on puts acquired in the third quarter 2005 related to the El Paso acquisition as discussed above under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.”
      Gain/Loss on Sale of Property. A gain of $8.0 million on the sale of an idle processing plant was recognized in the nine month period ending September 30, 2005. The gain was partially offset by a $0.2 million net loss on other small asset dispositions. Assets sold during 2005 did not significantly contribute to operating cash flows.
      Depreciation and Amortization. Depreciation and amortization expenses were $22.2 million for the nine months ended September 30, 2005 compared to $16.5 million for the nine months ended September 30, 2004, an increase of $5.7 million, or 34%. The new plants acquired from Graco in January 2005 and from Cardinal in May

2005, together with new treating plants placed in service resulted in an increase of $2.1 million. The increase related to the LIG assets was $1.1 million. The remaining $2.5 million increase in depreciation and amortization is a result of other expansion projects.
      Interest Expense. Interest expense was $9.0 million for the nine months ended September 30, 2005 compared to $6.2 million for the nine months ended September 30, 2004, an increase of $2.9 million, or 47%. The increase relates primarily to an increase in debt outstanding as a result of the LIG acquisition and other growth projects and higher interest rates between nine-month periods (weighted average rate of 6.3% in 2005 compared to 5.8% in 2004).
      Income Taxes. Income tax expense was $2.5 million for the nine months ended September 30, 2005 compared to $3.5 million for the nine months ended September 30, 2004, a decrease of $1.0 million. This decrease was due to a decrease in income before taxes. We do not expect to have a current tax liability in 2005 due to the availability of our net operating loss carryforward and the 2005 tax deduction we receive related to the exercise of stock options.
      Interest of Non-Controlling Partners in the Partnership’s Net Income. The interest of non-controlling partners in the Partnership’s net income decreased by $4.3 million to $1.9 million for the nine months ended September 30, 2005 compared to $6.2 million for the nine months ended September 30, 2004. The non-controlling partners share of the Partnership net income was further reduced by the increase in net income allocated to us for our incentive distributions which increased from $3.7 million in the nine months ended September 30, 2004 to $6.7 million in the nine months ended September 30, 2005. Income from the Partnership is allocated to us for our incentive distributions less stock-based compensation attributable to our options and restricted units with the remaining income being allocated pro rata to the 2% general partner interest and the common unit and subordinated units (excluding senior subordinated units). Distributions from the Partnership will generally be made 98% to the common and subordinated unitholders (other than the senior subordinated unitholders) and 2% to the Company as the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Company is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes in excess of $0.375 per unit.
      Net Income. Net income for the nine months ended September 30, 2005 was $4.1 million compared to $6.3 million for the nine months ended September 30, 2004, a decrease of $2.2 million. The increase in gross margin of $25.9 million from 2004 to 2005 was partially offset by increases totaling $22.3 million in ongoing cash costs for operating expenses, general and administrative expenses and interest expense as discussed above. The increase in gross margin was further offset by increases in depreciation and amortization expenses totaling $5.7 million. Net income for the nine months was further impacted by the $8 million gain on disposition of an idle processing plant which was offset by a $13.7 million loss on derivatives, including the $11.5 million loss on the puts associated with the November 2005 El Paso acquisition. Our income tax and minority interest expenses decreased by $1.0 million and $4.3 million, respectively, primarily due to the decrease in the Partnership’s net income between periods.
Critical Accounting Policies
      Information regarding the Company’s Critical Accounting Policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.
Liquidity and Capital Resources
      Cash Flows. Net cash provided by operating activities was $16.1 million for the nine months ended September 30, 2005 compared to $17.2 million for the nine months ended September 30, 2004. Income before non-cash income and expenses decreased by $8.9 million from $33.6 million in 2004 to $24.7 million in 2005 primarily due to the $11.5 million derivative loss on the puts associated with the El Paso acquisition. Changes in working capital used $8.6 million in cash flows from operating activities in 2005 and used $16.4 million in cash flows from operating activities in 2004. Our working capital deficit has increased in 2005 as discussed under “Working Capital Deficit” below.
      Net cash used in investing activities was $61.1 million and $100.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities during 2005 related to the $9.3 million Graco acquisition, the $6.7 million Cardinal acquisition and $15.7 million related to the refurbishment and installation of additional treating plants. Costs associated with the connection of new wells to various systems, pipeline integrity projects, pipeline relocations and various other internal growth projects totaled $14.1 million for the first nine months of 2005, and costs related to the construction of the new North Texas Pipeline project totaled $21.5 million. Expansion costs related to office space, measurement and accounting system installations and upgrades totaled $3.2 million in 2005. Investing activity in 2004 included $73 million for the LIG acquisition and $14.7 million for the purchase and installation of additional treating plants.
      Net cash provided by financing activities was $40.5 million for the nine months ended September 30, 2005 compared to $96.3 million provided by financing activities for the nine months ended September 30, 2004. Net proceeds from the issuance of approximately 1.5 million senior subordinated units in June 2005 provided cash of $49.9 million. The proceeds were used to repay bank borrowings. Net bank borrowings of $32.0 million in the nine months ended September 30, 2005 net of the June 2005 repayment from the proceeds from the issuance of senior subordinated units, were used to fund the acquisitions and the internal growth projects discussed above. We paid common dividends of $15.7 million in the nine months ended September 30, 2005 compared to $7.6 million in the first three-quarters of 2004. We paid $8.2 million to purchase and cancel common stock and received proceeds of $0.8 million from the exercise of stock options during the first nine months of 2005. Distributions to non-controlling partners in the Partnership totaled $11.2 million in the nine months ended September 30, 2005 compared to distributions in the nine months ended September 30, 2004 totaling $9.7 million. Drafts payable decreased by $10.8 million utilizing cash for financing activities for the nine months ended September 30, 2005 as compared to $14.4 million generated for the nine months ended September 30, 2004. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.
      Working Capital Deficit. We had a working capital deficit of $26.5 million as of September 30, 2005, primarily due to drafts payable of $27.9 million as of the same date and a net fair value of derivatives liability of $14.1 million. A net fair value liability existed as of September 30, 2005 primarily due to the hedge accounting treatment for our cash flow hedges. In accounting for cash flow hedges, the financial transactions that qualify as cash flow hedges are marked to market but the physical offset which is being hedged is not marked to market. Since we are hedging our “length” in the physical asset, the financial transaction is generally a liability. Due to the major increased in natural gas and natural gas liquids prices in the quarter, and to increases in hedge position, the financial liability has increased significantly. The profit and loss impact of these transactions is recognized when the physical commodity being hedged is settled. Until that time, the profit and loss impacts are reflected as an adjustment to Other Comprehensive Income in Stockholders’ Equity.
      As discussed under “Cash Flows” above, in order to reduce our interest costs we do not borrow money to fund outstanding checks until they are presented to our bank. We borrow money under our credit facility to fund checks as they are presented.
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
      November 2005 Sale of Senior Subordinated B Units. On November 1, 2005, we issued 2,850,165 Senior Subordinated Series B Units in a private placement for a purchase price of $36.84 per unit. We received net proceeds of approximately $107 million, including our general partner’s $2 million capital contribution and expenses associated with the sale. The Senior Subordinated Series B Units will automatically convert into common units on November 14, 2005 at a ratio of one common unit for each Senior Subordinated Series B Unit. The Senior Subordinated Series B Units will not be entitled to distributions of available cash until they convert into common units.
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
      The Partnership believes that cash generated from operations will be sufficient to meet its present quarterly distribution level of $0.49 per quarter and to fund a portion of its anticipated capital expenditures through September 30, 2006. Total capital expenditures are budgeted to be approximately $70 million excluding the assets acquired from El Paso for the remainder of 2005, including $65 million for the North Texas Pipeline project. The Partnership expects to fund the remaining capital expenditures from the proceeds of borrowings under the revolving credit facility discussed below. The Partnership’s ability to pay distributions to its unit holders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond its control.
      See “Subsequent Events” for discussion of the November 1, 2005 acquisition of assets from El Paso.
      Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2005.
Indebtedness
      As of September 30, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2005 and December 31, 2004 were 5.09% and 4.99%, respectively	$65,000	$33,000
Senior secured notes, weighted average interest rate of 6.95% at September 30, 2005	115,000	115,000
Note payable to Florida Gas Transmission Company	650	700

	180,650	148,700
Less current portion	(4,168)	(50)

Debt classified as long-term	$176,482	$148,650

      On March 31, 2005, the Partnership amended the bank credit facility, increasing availability under the facility to $250 million, eliminating the distinction between an acquisition and working capital facility and extending the maturity date from June 2006 to March 2010. On November 1, 2005, we amended our bank credit facility to, among other things, provide for revolving credit borrowings up to a maximum principal amount of $750 million at any one time outstanding and the issuance of letters of credit in the aggregate face amount of up to $300 million at any one time outstanding, which letters of credit reduce the credit available for revolving credit borrowings. The bank credit agreement includes procedures for additional financial institutions selected by us to become lenders under the agreement, or for any existing lender to increase its commitment in an amount approved by us and the lender, subject to a maximum of $300 million for all such increases in commitments of new or existing lenders.
      Under the amended credit agreement, borrowings bear interest at the Partnership’s option at the administrative agent’s reference rate plus 0% to 0.50% or LIBOR plus 1.00% to 2.00%. The applicable margin varies quarterly based on the Partnership’s leverage ratio. The fees charged for letters of credit range from 1.00% to 2.00% per annum, plus a fronting fee of 0.125% per annum. The Partnership will incur quarterly commitment fees based on the unused amount of the credit facilities. The amendment to the credit facility also adjusted financial covenants requiring the Partnership to maintain:

•	a maximum ratio of total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (each as defined in the credit agreement), measured quarterly on a rolling four-quarter basis, of (i) 5.25 to 1.00 for any fiscal quarter ending during the period commencing on the effective date of the credit facility and ending March 31, 2006, (ii) 4.75 to 1.00 for any fiscal quarter ending during the period commencing on September 30, 2006, and (iii) 4.00 to 1.00 for any fiscal quarter ending thereafter, pro forma for any asset acquisitions (but during an acquisition adjustment period (as defined in the credit agreement), the maximum ratio is increased to 4.75 to 1); and

•	a minimum interest coverage ratio (as defined in the credit agreement), measured quarterly on a rolling four quarter basis, equal to 3.0 to 1.0.
      In June 2005, the Partnership further amended its Shelf Agreement for its senior secured notes, increasing its availability from $125 million to $200 million.
      The Partnership was in compliance with all debt covenants at September 30, 2005 and expects to be in compliance for the next twelve months.
      Total Contractual Cash Obligations. A summary of the Partnership’s total contractual cash obligations as of September 30, 2005, is as follows:

	Payments Due by Period

	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
Long-Term Debt	$180.7	$—	$6.5	$10.0	$9.4	$9.4	$145.4
Operating Leases	7.4	0.5	1.5	1.4	1.3	1.2	1.5
Unconditional Purchase Obligations	17.9	17.9	—	—	—	—	—

Total Contractual Obligations	$206.0	$18.4	$8.0	$11.4	$10.7	$10.6	$146.9

      The above table does not include any physical or financial contract purchase commitments for natural gas.
      The unconditional purchase obligations for 2005 relate to the purchase of pipe for the construction of the North Texas Pipeline which began in September 2005.
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

•	our only cash-generating assets are our partnership interests in the Partnership, and our cash flow is therefore completely dependent upon the ability of the Partnership to make distributions to its partners;

•	the value of our investment in the Partnership depends largely on the Partnership being treated as a partnership for federal income tax purposes;

•	the amount of cash distributions from the Partnership that we will be able to distribute to you will be reduced by our expenses, including federal corporate income taxes and the costs of being a public company and reserves for future dividends;

•	so long as we own the general partner of the Partnership, we are prohibited by an omnibus agreement with the Partnership from engaging in the business of gathering, transmitting, treating, processing, storing and marketing natural gas and transporting, fractionating, storing and marketing NGLs, except to the extent that the Partnership, with the concurrence of its independent directors comprising its conflicts committee, elects not to engage in a particular acquisition or expansion opportunity;

•	Bryan Lawrence, the Chairman of our Board of Directors, is a senior manager at Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships (“Yorktown”), which until January 2005, in the aggregate owned more than 50% of our common shares. Yorktown has been reducing its ownership in the Company through a process of distribution of shares to its investors. Continued distributions by Yorktown could have the effect of depressing our share price. In addition, such continued distributions could have the effect of allowing another group to take control of the Company, which might impact the nature of our future operations;

•	in our corporate charter, we have renounced business opportunities that may be pursued by the Partnership or by affiliated stockholders that hold a majority of our common stock;

•	substantially all of our partnership interest in the Partnership are subordinated to the common units, and during the subordination period, our subordinated units will not receive any distributions in a quarter until the Partnership has paid the minimum quarterly distribution of $0.25 per unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding common units;

•	the Partnership may not have sufficient cash after the establishment of cash reserves and payment of its general partner’s fees and expenses to pay the minimum quarterly distribution each quarter;

•	if the Partnership is unable to contract for new natural gas supplies, it will be unable to maintain or increase the throughput levels in its natural gas gathering systems and asset utilization rates at its treating and processing plants to offset the natural decline in reserves;

•	Tax Policy changes, such as Resulting Reported consideration of a “Windfall Profits Tax”, could have a negative impact on drilling activity, reducing natural gas available to the Partnership systems;

•	the Partnership’s profitability is dependent upon the prices and market demand for natural gas and NGLs, which are beyond its control and have been volatile;

•	the Partnership’s future success will depend in part on its ability to make acquisitions of assets and businesses at attractive prices and to integrate and operate the acquired business profitably;

•	since the Partnership is not the operator of certain of our assets, the success of the activities conducted at such assets are outside its control;

•	the Partnership operates in very competitive markets and encounters significant competition for natural gas supplies and markets;

•	the Partnership is subject to risk of loss resulting from nonpayment or nonperformance by its customers or counterparties;

•	the Partnership may not be able to retain existing customers, especially key customers, or acquire new customers at rates sufficient to maintain our current revenues and cash flows;

•	the construction of gathering, processing and treating facilities requires the expenditure of significant amounts of capital and subjects the Partnership to construction risks and risks that natural gas supplies will not be available upon completion of the facilities and risks of construction delay and additional costs due to difficulties in obtaining right-of-way;

•	the Partnership’s business is subject to many hazards, operational and environmental risks, some of which may not be covered by insurance;

•	the Partnership is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance; and

•	cash dividends paid by us may not necessarily represent earnings.
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
      Commodity Price Risk. Approximately 11% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the gas at a percentage of the index price, our resale margins are higher during periods of higher natural gas prices and lower during periods of lower natural gas prices. We have hedged approximately 72% of our exposure to gas price fluctuations through the end of 2005 and 75% of our exposure to gas price fluctuations for the first half of 2006 and 80% for the second half of 2006. We have also hedged approximately 80% of our exposure to liquids price fluctuations through the end of 2005 and 2006.
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
      For each reporting period, we record the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period is reported as profit or loss on energy trading contracts in the statement of operations. In addition, realized gains and losses from settled contracts are also recorded in profit or loss on energy trading contracts. As of September 30, 2005, outstanding natural gas swap agreements, natural gas liquids swap agreements, swing swap agreements, storage swap agreements, natural gas liquids puts and other derivative instruments had a net fair value liability of $8.4 million. The aggregate effect of a hypothetical 10% increase in gas and natural gas liquids prices would result in a change of approximately $3.5 million in the fair value of these contracts as of September 30, 2005.
      Concentration Risk. The counterparties to substantially all of the Partnership’s derivative contracts as of September 30, 2005 is BP Corporation and J. Aron & Co. Although we do not believe we have a counterparty risk with either party, our loss would be substantial if BP Corporation or J. Aron & Co. were to default.
      Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. At September 30, 2005, we had $65.0 million of indebtedness outstanding under floating rate debt. The impact of a 1% increase in interest rates on our expected debt would result in an increase in interest expense and a decrease in income before taxes of approximately $0.7 million per year. This amount has been determined by considering the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt outstanding at September 30, 2005.
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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.
      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting. We implemented an enterprise-wide accounting system in January 1, 2005. We expect this new system to improve our control environment as its full capabilities are deployed throughout our operations during 2005.

PART II — OTHER INFORMATION
Item 6. Exhibits
      The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2003).
3.2	—	Second Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 3, 2005).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Fourth Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of November 1, 2005 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005 filed with the Commission on November 3, 2005, file No. 000-50067).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.1	—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

4.2		—	Registration Rights Agreement, dated as of November 1, 2005, by and among Crosstex Energy, L.P., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Tortoise Energy Capital Corp., Tortoise Energy Infrastructure Corporation and Fiduciary/Claymore MLP Opportunity Fund (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005, File No. 000-50067).
10.1		—	Fourth Amended and Restated Credit Agreement, dated as of November 1, 2005 among Crosstex Energy, L.P., Crosstex Energy Services, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005, File No. 000-50067).
10.2		—	Letter Amendment No. 2 to Amended and Restated Master Shelf Agreement, dated as of November 1, 2005 among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005).
10.3		—	Senior Subordinated Series B Unit Purchase Agreement, dated as of October 18, 2005, by and among Crosstex Energy, L.P., and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated October 18, 2005, filed with the Commission on October 19, 2005, File No. 000-50067).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2005.

CROSSTEX ENERGY, INC.

By: /s/ William W. Davis

William W. Davis,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2003).
3.2	—	Second Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 3, 2005).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Fourth Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of November 1, 2005 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005 filed with the Commission on November 3, 2005, file No. 000-50067).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.1	—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.2	—	Registration Rights Agreement, dated as of November 1, 2005, by and among Crosstex Energy, L.P., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Tortoise Energy Capital Corp., Tortoise Energy Infrastructure Corporation and Fiduciary/Claymore MLP Opportunity Fund (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005, File No. 000-50067).

Number			Description

10.1		—	Fourth Amended and Restated Credit Agreement, dated as of November 1, 2005 among Crosstex Energy, L.P., Crosstex Energy Services, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005, File No. 000-50067).
10.2		—	Letter Amendment No. 2 to Amended and Restated Master Shelf Agreement, dated as of November 1, 2005 among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005).
10.3		—	Senior Subordinated Series B Unit Purchase Agreement, dated as of October 18, 2005, by and among Crosstex Energy, L.P., and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated October 18, 2005, filed with the Commission on October 19, 2005, File No. 000-50067).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

* Filed herewith.