Form 10-K/A
period 2005-12-31
CROSSTEX ENERGY INC
filed 2006-03-24
CIK 1209821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DESCRIPTION

i

EXPLANATORY NOTE

On March 16, 2006, Crosstex Energy, Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Filing”). This Amendment No. 1 to the Original Filing has been filed solely to correct a typographical error appearing on page 1 in “Item 1. Business” and on page 29 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing. Crosstex Energy, Inc. has corrected such typographical error to disclose that it received $0.3 million in distributions pursuant to its 2% general partner interest in Crosstex Energy, L.P. instead of the $4.3 million reported in the Original Filing. In accordance with the rules of the Securities and Exchange Commission, this amendment sets forth the complete text of Items 1 and 7 as amended to correct this typographical error. This amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

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

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended March 31, 2003 (its first full quarter of operation after its initial public offering), to $0.51 per unit for the quarter ended December 31, 2005. As a result, our distributions from the Partnership pursuant to our ownership of our 10,000,000 common and subordinated units have increased from $2.5 million for the quarter ended March 31, 2003 to $5.1 million for the quarter ended December 31, 2005; our distributions pursuant to our 2% general partner interest have increased from $74,000 to $0.3 million; and our distributions pursuant to our incentive distribution rights have increased from nothing to approximately $4.0 million. As a result, we have increased our dividend from $0.30 per share for the quarter ended March 31, 2004 (the first dividend payout after our initial public offering) to $0.56 per share for the quarter ended December 31, 2005.

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

PART II

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

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended March 31, 2003 (its first full quarter of operation after its initial public offering), to $0.51 per unit for the quarter ended December 31, 2005. As a result, our distributions from the Partnership pursuant to our ownership of our 10,000,000 common and subordinated units have increased from $2.5 million for the quarter ended March 31, 2003 to $5.1 million for the quarter ended December 31, 2005; our distributions pursuant to our 2% general partner interest have increased from $74,000 to approximately $0.3 million; and our distributions pursuant to our incentive distribution rights have increased from nothing to $4.0 million. As a result, we have increased our dividend from $0.30 per share for the quarter ended March 31, 2004 (the first dividend payout after our initial public offering) to $0.56 per share for the quarter ended December 31, 2005.

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

	Year ended December 31, 2005
	Gas Purchased		Gas Sold
	Fixed		Fixed
	Amount	Percentage	Amount	Percentage
Asset or Business	to Index	of Index	to Index	of Index
	(In thousands of MMBtu’s)

LIG system	119,061	6,442	125,503	—
South Texas system(1)	161,613	21,092	167,292	—
Other assets and activities	101,932	3,533	105,466	—

(1)	Gas sold is less than gas purchased due to production of natural gas liquids on certain assets included in the south Texas system.

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

The following documents are filed as part of this report:

(a) Financial Statements and Schedules

(3) Exhibits.

The exhibits filed as part of this Form 10-K/A are as follows:

Number			Description

31	.1*	—	Certification of the Principal Executive Officer.
31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2006.

CROSSTEX ENERGY, INC.

By:	/s/ Barry E. Davis
Barry E. Davis,
President and Chief Executive Officer

EXHIBIT INDEX

Number			Description

31	.1*	—	Certification of the Principal Executive Officer.
31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.