Form 10-Q
period 2006-09-30
CROSSTEX ENERGY INC
filed 2006-11-09
CIK 1209821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50067

CROSSTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2235832
(State of organization)	(I.R.S. Employer Identification No.)

2501 CEDAR SPRINGS DALLAS, TEXAS	75201 (Zip Code)
(Address of principal executive offices)

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
Large accelerated filer  ☐      Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

As of November 1, 2006, the Registrant had 15,313,729 shares of common stock outstanding.

Item		Page

DESCRIPTION

PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
3.	Quantitative and Qualitative Disclosures about Market Risk	34
4.	Controls and Procedures	37

PART II — OTHER INFORMATION
1A.	Risk Factors	37
6.	Exhibits	38
Certification of the Principal Exective Officer
Certification of the Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,208	$12,904
Accounts and notes receivable, net:
Trade, accrued revenues and other	325,959	442,502
Fair value of derivative assets	29,158	12,205
Natural gas and natural gas liquids in storage, prepaid expenses and other	17,495	28,772

Total current assets	382,820	496,383

Property and equipment, net of accumulated depreciation of $120,382 and $77,251, respectively	994,370	668,632
Account receivable from Enron, net	—	1,068
Fair value of derivative assets	6,311	7,633
Intangible assets, net	644,716	255,197
Goodwill	23,974	7,570
Other assets, net	12,431	8,842

Total assets	$2,064,622	$1,445,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$340,288	$437,402
Fair value of derivative liabilities	16,782	14,782
Current portion of long-term debt	10,012	6,521
Other current liabilities	41,005	32,805

Total current liabilities	408,087	491,510

Fair value of derivative liabilities	3,390	3,577
Long-term debt	891,471	516,129
Deferred tax liability	66,678	58,136
Interest of non-controlling partners in the Partnership	406,537	264,726
Commitments and contingencies	—	—
Stockholders’ equity	288,459	111,247

Total liabilities and stockholders’ equity	$2,064,622	$1,445,325

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Midstream	$837,235	$769,334	$2,367,231	$1,928,330
Treating	17,350	13,117	47,899	34,064
Profit on energy trading activities	700	306	1,930	1,157

Total revenues	855,285	782,757	2,417,060	1,963,551

Operating costs and expenses:
Midstream purchased gas	778,527	740,519	2,210,465	1,851,418
Treating purchased gas	2,870	2,792	7,359	5,996
Operating expenses	28,081	13,882	72,907	37,613
General and administrative	11,977	8,471	35,354	23,295
(Gain) loss on sale of property	132	(7,633)	23	(7,797)
(Gain) loss on derivatives	(3,605)	13,273	(1,839)	13,679
Depreciation and amortization	22,436	7,839	58,225	22,169

Total operating costs and expenses	840,418	779,143	2,382,494	1,946,373

Operating income	14,867	3,614	34,566	17,178
Other income (expense):
Interest expense, net	(15,286)	(2,701)	(35,476)	(9,046)
Other income	103	32	1,694	378

Total other income (expense)	(15,183)	(2,669)	(33,782)	(8,668)

Income (loss) before gain on issuance of Partnership units income taxes and interest of non-controlling partners in the Partnership’s net income	(316)	945	784	8,510
Gain on issuance of Partnership units	—	—	18,955	—
Income tax expense	(670)	(494)	(11,242)	(2,528)
Interest of non-controlling partners in the Partnership’s net (income) loss	2,502	304	7,323	(1,909)

Net income before cumulative effect of change in accounting principle	1,516	755	15,820	4,073
Cumulative effect of change in accounting principle	—	—	170	—

Net income	$1,516	$755	$15,990	$4,073

Net income before cumulative effect of change in account principle per common share:
Basic	$0.10	$0.06	$1.16	$0.32

Diluted	$0.10	$0.06	$1.15	$0.32

Cumulative effect of change in accounting principle per common share:
Basic	—	—	$0.01	—

Diluted	—	—	$0.01	—

Net income per common share:
Basic	$0.10	$0.06	$1.17	$0.32

Diluted	$0.10	$0.06	$1.16	$0.32

Weighted average shares outstanding:
Basic	15,314	12,760	13,632	12,615

Diluted	15,502	12,962	13,793	12,944

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Unaudited)
	(In thousands, except share amounts)

Balance, December 31, 2005	12,760,158	$127	$80,187	$31,747	$(814)	$111,247
Dividends paid	—	—	—	(24,709)	—	(24,709)
Proceeds from exercise of stock options	3,311	1	125	—	—	126
Issuance of common stock, net of offering costs	2,550,260	26	179,696	—	—	179,722
Stock-based compensation	—	—	2,534	—	—	2,534
Net income	—	—	—	15,990	—	15,990
Hedging gains or losses reclassified to earnings	—	—	—	—	(337)	(337)
Adjustment in fair value of derivatives	—	—	—	—	3,886	3,886

Balance, September 30, 2006	15,313,729	$154	$262,542	$23,028	$2,735	$288,459

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$15,990	$4,073
Non-controlling partners’ share of other comprehensive income in the Partnership	—	66
Hedging gains or losses reclassified to earnings	(337)	487
Adjustment in fair value of derivatives	3,886	(5,238)

Comprehensive income (loss)	$19,539	$(612)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$15,990	$4,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,225	22,169
Interest of non-controlling partners in the Partnership’s net income	(7,323)	1,909
Deferred tax expense	11,523	2,067
Gain on sale of property	23	(7,797)
Non-cash derivatives loss	(430)	(4,848)
Non-cash stock-based compensation	6,231	2,273
Cumulative effect of change in accounting principle	(170)	—
Amortization of debt issue costs	2,046	719
Gain on issuance of Partnership units	(18,955)	—
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	127,196	(98,000)
Prepaid expenses, natural gas in storage and other	6,094	(656)
Accounts payable, accrued gas purchases, and other accrued liabilities	(124,290)	94,203
Other	1,069	—

Net cash provided by operating activities	77,229	16,112

Cash flows from investing activities:
Additions to property and equipment	(203,454)	(55,207)
Assets acquired	(569,074)	(15,969)
Proceeds from sale of property	979	9,933
Investments in affiliated companies and changes in other non-current assets	—	178

Net cash used in investing activities	(771,549)	(61,065)

Cash flows from financing activities:
Proceeds from borrowings	1,432,639	601,750
Payments on borrowings	(1,053,806)	(569,800)
Increase (decrease) in drafts payable	6,155	(10,754)
Common dividends paid	(24,709)	(15,650)
Proceeds from exercise of stock options	126	3,813
Common stock repurchased and cancelled	—	(8,241)
Net proceeds from issuance of units of the Partnership	179,189	49,921
Proceeds from issuance of common stock	179,722	—
Contributions from minority interest	—	1,287
Proceeds from exercise of Partnership unit options	3,295	846
Distributions to non-controlling partners in the Partnership	(25,390)	(11,205)
Debt refinancing and offering costs	(5,597)	(1,440)

Net cash provided by financing activities	691,624	40,527

Net decrease in cash and cash equivalents	(2,696)	(4,426)
Cash and cash equivalents, beginning of period	12,904	22,519

Cash and cash equivalents, end of period	$10,208	$18,093

Supplemental Disclosure of cash flow information:
Cash paid for interest	$31,854	$8,847
Cash paid for capital expenditure liabilities assumed in assets acquired	$28,841	—

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

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority-owned subsidiaries and the Partnership, a publicly traded master limited partnership. As of September 30, 2006, the Company owned 41.6% of the limited partner interests in the Partnership and its 2% general partner interest. The Partnership is included in the Company’s consolidated financial statements because it controls the limited partnership, as defined by EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or similar Entity When the Limited Partners Have Certain Rights”, with its current level of ownership in the Partnership and as its general partner.

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

(b)	Revenue Recognition

The Partnership recognizes revenue for sales or services at the time the natural gas, carbon dioxide or NGLs are delivered or at the time the services are performed. The Partnership generally accrues one to two months of sales and the related gas purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates.

The Partnership utilizes extensive estimation procedures to determine the sales and cost of gas purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. The Partnership uses actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month or two following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as “actualization.” Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month’s accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; the estimated impact of weather patterns being different from the actual impact on sales and purchases; and pipeline maintenance or allocations causing actual deliveries of gas to be different than estimated. The Partnership believes that its accrual process for the one to two months of sales and purchases provides a reasonable estimate of such sales and purchases.

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

The Company elected to use the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased, or canceled after the date of adoption are measured and accounted for under FAS No. 123R. The unvested portion of awards that were granted prior to the effective date are also accounted for in accordance with FAS No. 123R. The Company adjusted compensation cost for actual forfeitures as they occurred under APB No. 25 for periods prior to January 1, 2006. Under FAS No. 123R, the Company is required to estimate forfeitures in determining periodic compensation cost. The cumulative effect of the adoption of FAS No. 123R recognized on January 1, 2006 was an increase in net income, net of taxes and minority interest, of $0.2 million due to the reduction in previously recognized compensation costs associated with the estimation of forfeitures.

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of share-based compensation charged to general and administrative expense	$2,005	$1,048	$5,423	$2,356
Cost of share-based compensation charged to operating expense	323	95	808	304

Total amount charged to income before cumulative effect of accounting change	$2,328	$1,143	$6,231	$2,660

Interest of non-controlling partners in share-based compensation	$788	$274	$2,066	$485

Amount of related income tax benefit recognized in income	$571	$304	$1,544	$761

The Partnership has a long-term incentive plan that was adopted by Crosstex Energy GP, LLC, the general partner of the Partnership’s general partner, in 2002 for its employees, directors, and affiliates who perform services for the Partnership. The plan currently permits the grant of awards covering an aggregate of 2,600,000 common unit

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

options and restricted units. The plan is administered by the compensation committee of Crosstex Energy GP, LLC’s board of directors. The units issued upon exercise or vesting are new publicly traded common units.

CELP Restricted Units

A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. In addition, the restricted units will become exercisable upon a change of control of the Partnership, its general partner or Crosstex Energy GP, LLC.

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

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2006 is provided below:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value

Non-vested, beginning of period	247,648	$28.33
Granted	109,720	34.23
Vested	(19,500)	12.99
Forfeited	(19,608)	24.60

Non-vested, end of period	318,260	$31.53

Aggregate intrinsic value, end of period (in thousands)	$11,381

The aggregate intrinsic value of vested units during the nine months ended September 30, 2006 was $0.7 million. As of September 30, 2006, there was $6.1 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

CELP Unit Options

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, unit options will become exercisable upon a change in control of the Partnership, its general partner or its general partner’s general partner.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Crosstex Energy, L.P. Unit Options Granted:	2006	2006	2005

Weighted average distribution yield	5.5%	5.5%	5.0%
Weighted average expected volatility	33.0%	33.0%	33.0%
Weighted average risk free interest rate	4.80%	4.79%	3.7%
Weighted average expected life	6 years	6 years	3 years
Weighted average contractual life	10 years	10 years	10 years
Weighted average of fair value of unit options granted	$7.88	$7.45	$7.93

No unit options were granted during the three months ended September 30, 2005.

A summary of the unit option activity for the nine months ended September 30, 2006 is provided below:

	Nine Months Ended
	September 30, 2006
	Number of	Weighted Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	1,039,832	$18.88
Granted	286,403	34.62
Exercised	(296,118)	11.22
Forfeited	(79,825)	24.76

Outstanding, end of period	950,292	$25.52

Options exercisable at end of period	126,865	$22.32
Weighted average contractual term (years) end of period:
Options outstanding	8.1
Options exercisable	7.7
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$9,730
Options exercisable	$1,705

The total intrinsic value of unit options exercised during the nine months ended September 30, 2005 and 2006 was $2.3 million and $7.4 million, respectively. The intrinsic value of units exercised during the three months ended September 30, 2005 and 2006 was $0.9 million and $0.4 million, respectively. As of September 30, 2006, there was $3.0 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

CEI Long-Term Incentive Plan

The Company has one stock-based compensation plan, the Crosstex Energy, Inc. Long-Term Incentive Plan. Prior to September 6, 2006, the plan permitted the grant of awards covering an aggregate of 1,200,000 options for common stock and restricted shares. On September 6, 2006, CEI’s board of directors adopted, subject to stockholder approval, an Amended and Restated Long-Term Incentive Plan that increased the number of shares of common

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

stock authorized for issuance under the plan to 1,530,000 shares. CEI’s stockholders approved the plan on October 26, 2006. The plan is administered by the compensation committee of the Company’s board of directors. The shares issued upon exercise or vesting are newly issued common shares.

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. The Company’s restricted stock granted prior to 2005 generally vests based on five years of service (25% in years 3 and 4 and 50% in year 5) and restricted stock granted in 2005 and 2006 generally cliff vest after three years of service.

	Nine Months Ended
	September 30, 2006
		Weighted Average
	Number of	Grant-Date Fair
Crosstex Energy, Inc. Restricted Shares:	Shares	Value

Non-vested, beginning of period	196,547	$43.36
Granted	54,233	72.11
Vested	—	—
Forfeited	(6,902)	48.42

Non-vested, end of period	243,878	$49.61

Aggregate intrinsic value, end of period (in thousands)	$21,844

Stock options will have an exercise price that is not less than the fair market value of the common stock on the date of grant. In general, stock options granted will become exercisable over a period determined by the compensation committee. In addition, stock options will become exercisable upon a change in control of the Company.

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes-Merton model. This model is based on the assumptions summarized below. Expected volatilities are based on historical volatilities of the Company’s traded common shares. The Company has used historical data to estimate share option exercise and employee departure behavior. The expected life of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the unit option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock options are generally awarded with an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options granted generally vest based on five years of service (25% in years 3 and 4 and 50% in year 5). The stock options have a 10-year term.

Nine Months Ended
Crosstex Energy, Inc. Stock Options Granted:	September 30, 2005

Options granted	20,000
Weighted average distribution yield	3.8%
Weighted average expected volatility	36%
Weighted average risk free interest rate	3.7%
Weighted average expected life	5 years
Weighted average contractual life	10 years
Weighted average of fair value of stock options granted	$10.62

No stock options were granted during the nine months ended September 30, 2006 and no options were granted during the three months ended September 30, 2005. The stock options granted during the nine months ended September 30, 2005 were awarded to the new members of the Company’s board of directors. Stock-based compensation associated with CEI option plan with respect to CEI directors is an expense to CEI only.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is provided below:

	Nine Months Ended
	September 30, 2006
	Number of	Weighted Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price

Outstanding, beginning of period	53,311	$32.73
Granted	—	—
Exercised	(3,311)	37.74

Outstanding, end of period	50,000	$28.00

Options exercisable at end of period	—	—
Weighted average contractual term (years) end of period	8.2
Aggregate intrinsic value end of period (in thousands)	$3,079

The total intrinsic value of stock options exercised during the nine months ended September 30, 2005 and 2006 was $27.0 million and $0.1 million, respectively. No stock options were exercised during the three months ended September 30, 2005 or September 30, 2006.

As of September 30, 2006, there was $7.2 million of unrecognized compensation costs related to non-vested CEI restricted stock and CEI’s stock options. The cost is expected to be recognized over a weighted average period of 1.9 years.

Pro Forma for 2005:

Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock-based Compensation, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$755	$4,073
Add: Stock-based employee compensation expense included in reported net income	553	1,383
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(615)	(1,521)

Pro forma net income	$693	$3,935

Net income per common share, as reported:
Basic	$0.06	$0.32
Diluted	$0.06	$0.32
Pro forma net income per common share:
Basic	$0.05	$0.31
Diluted	$0.05	$0.31

(d)	Earnings per Share and Anti-Dilutive Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 and 2005. The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 (in thousands):

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005

Basic earnings per share:
Weighted average common shares outstanding	15,314	12,760	13,632	12,615
Diluted earnings per share:
Weighted average common shares outstanding	15,314	12,760	13,632	12,615
Dilutive effect of restricted shares	156	172	130	287
Dilutive effect of exercise of options outstanding	32	30	31	42

Diluted shares	15,502	12,962	13,793	12,944

All outstanding common shares were included in the computation of diluted earnings per common share.

(e)	Income Taxes

During the nine months ended September 30, 2006, the Company recorded an increase of $1.2 million to the deferred tax asset relating to the difference between its book and tax basis of its investments in the Partnership. This increase relates to the conversion of the senior subordinated series B units to common units on February 24, 2006. Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The Company also recorded an increase of $0.2 million to the deferred tax liability related to the effect of tax law changes enacted by the State of Texas on May 18, 2006.

(f)	Issuance of Capital Stock

On June 29, 2006, the Company issued 2,550,260 shares of common stock in a private placement for total net proceeds of $179.9 million. Lubar Equity Fund, LLC, a related party to the Company as described in Note (6) — Transactions with Related Parties, purchased 156,070 of the shares at a purchase price of $76.90 per share and unrelated third parties purchased 2,394,190 shares at a purchase price of $70.17 per share. The Company used the proceeds of its stock issuance to purchase $180.0 million of senior subordinated series C units representing limited partner interests of the Partnership as described in Note (2) — Issuance of Units by CELP and Certain Provisions of the Partnership Agreement. The Partnership used these proceeds to fund a portion of the acquisition from Chief Holdings LLC as described in Note (3) — Significant Asset Purchases and Acquisitions.

(2)  Issuance of Units by CELP and Certain Provisions of the Partnership Agreement

(a)	Issuance of Units by CELP

On June 29, 2006, the Partnership issued an aggregate of 12,829,650 senior subordinated series C units representing limited partner interests of the Partnership in a private equity offering for net proceeds of approximately $359.3 million. The senior subordinated series C units were issued at $28.06 per unit, which represents a discount of 25% to the market value of common units on such date. The Company purchased 6,414,830 of the senior subordinated series C units issued at that price for a total of $180.0 million. In addition, the Company made a general partner contribution of $9.0 million which represents a 2% general partner contribution on the market value of the private equity offering.

The senior subordinated series C units will automatically convert into common units representing limited partner interests of the Partnership on the first date on or after February 16, 2008 that conversion is permitted by the Partnership’s partnership agreement at a ratio of one common unit for each senior subordinated series C unit. The partnership agreement will permit the conversion of the senior subordinated series C units to common units once the subordination period ends or if the issuance is in connection with an acquisition that increases cash flow from

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

operations per unit on a pro forma basis. If not able to convert on February 16, 2008, then the holders of such units will have the right to receive, after payment of the minimum quarterly distribution on the Partnership’s common units but prior to any payment on the Partnership’s subordinated units, distributions equal to 110% of the quarterly cash distribution amount payable on common units. The senior subordinated series C units are not entitled to distributions of available cash from the Partnership until February 16, 2008. The Company will recognize a gain associated with the senior subordinated series C units purchased by non-controlling partners when such units convert to common units.

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

As a result of CELP issuing additional units to unrelated parties at a price per unit greater than the Company’s equivalent carrying value in June 2005, the Company’s share of net assets of CELP increased by $19.0 million. The Company recognized the $19.0 million gain associated with the unit issuance in February 2006 when the senior subordinated units converted to common units. The gain is reflected in the income calculation under gain on issuance of Partnership units.

(b)	Cash Distributions from the Partnership

In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders (other than the senior subordinated unitholders) and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnerships distribute in excess of $0.25 per unit, 23% of the amounts it distributes in excess of $0.3125 per unit and 48% of amounts it distributes in excess of $0.375 per unit. Incentive distributions totaling $5.2 million and $2.5 million were earned by the general partner for the three months ended September 30, 2006 and 2005, respectively, and $14.9 million and $6.7 million for the nine months ended September 30, 2006 and 2005, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

units), and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income allocation for incentive distributions	$5,233	$2,528	$14,924	$6,701
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,024)	(520)	(2,508)	(1,557)
2% general partner interest in net income (loss)	(66)	(19)	(235)	72

General Partner Share of Net Income	$4,143	$1,989	$12,181	$5,216

The Company also owns limited partner common units, limited partner subordinated units and limited partner senior subordinated series C units in the Partnership. The Company’s share of the Partnership’s net income attributable to its limited partner common and subordinated units was a net loss of $1.2 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and a net loss of $4.4 million and net income of $1.9 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)  Significant Acquisitions

On June 29, 2006, the Partnership acquired certain natural gas gathering pipeline systems and related facilities in the Barnett Shale (the “Midstream Assets”) from Chief Holdings LLC (“Chief”) for a purchase price of approximately $475.7 million (the “Chief Acquisition”). The Midstream Assets include five gathering systems, located in parts of Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties in Texas. The Midstream Assets also include a 125 million cubic feet per day carbon dioxide treating plant and compression facilities with 26,000 horsepower. The gas gathering systems consist of approximately 250 miles of existing gathering pipelines, ranging from four inches to twelve inches in diameter. The Partnership plans to build up to an additional 400 miles of pipelines as production in the area is drilled and developed. The gathering systems currently have the capacity to deliver approximately 250,000 MMBtu per day, and the Partnership will expand the capacity as needed to gather the volumes produced as new pipelines are constructed.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

other producers who deliver gas into the Midstream Assets as revenue at the time the natural gas is delivered. The purchase price and our preliminary allocation thereof are as follows (in thousands):

Cash paid to Chief	$475,333
Direct acquisition costs	323

Total purchase price	$475,656

Assets acquired:
Current assets	$19,935
Property, plant and equipment	115,208
Intangible assets	395,391
Liabilities assumed:
Current liabilities	(54,878)

Total purchase price	$475,656

Intangibles relate primarily to the value of the dedicated and non-dedicated acreage attributable to the system, including the agreement with Devon, and are being amortized using the units of throughput method of amortization. The preliminary purchase price allocation has not been finalized because the Partnership is still in the process of determining the allocation of costs between tangible and intangible assets and finalizing working capital settlements.

Operating results for the Midstream Assets have been included in the Consolidated Statements of Operations since June 29, 2006. The unaudited pro forma results of operations for historical periods have not been presented herein because there are substantial differences in the way Chief operated the Midstream Assets during pre-acquisition periods and the way the Partnership operates these assets post-acquisition. Therefore, there is not sufficient continuity of operations to make the disclosure meaningful for comparative financial information.

The Partnership financed the Chief Acquisition with borrowings of approximately $105.0 million under the Partnership’s bank credit facility, net proceeds of approximately $368.3 million from the private placement of senior subordinated series C units, including approximately $9.0 million of equity contributions from Crosstex Energy GP, L.P., the general partner of the Partnership and an indirect subsidiary of the Company, and $6.0 million of cash.

In November 2005, the Partnership acquired El Paso Corporation’s processing and natural gas liquids business in south Louisiana for $476.2 million. The assets acquired include 2.3 billion cubic feet per day of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines. The Partnership financed the acquisition with net proceeds totaling $228.0 million from the issuance of common units and senior subordinated series B units (including the 2% general partner contributions totaling $4.7 million) and borrowings under its bank credit facility for the remaining balance.

Operating results for the El Paso assets have been included in the Consolidated Statements of Operations since November 1, 2005. The following unaudited pro forma results of operations assume that the El Paso acquisition occurred on January 1, 2005 (in thousands, except per share amounts):

Pro Forma
Nine Months Ended
September 30, 2005

Revenue	$2,234,379
Pro forma net income	$2,359
Pro forma net income per common share:
Basic	$0.19
Diluted	$0.18

We have utilized the purchase method of accounting for this acquisition with an acquisition date of November 1, 2005.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)  Long-Term Debt

As of September 30, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2006 and December 31, 2005 were 7.21% and 6.69%, respectively	$400,000	$322,000
Senior secured notes, weighted average interest rate as of September 30, 2006 and December 31, 2005 of 6.76% and 6.64%, respectively	500,883	200,000
Note payable to Florida Gas Transmission Company	600	650

	901,483	522,650
Less current portion	(10,012)	(6,521)

Debt classified as long-term	$891,471	$516,129

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

Under the amended credit agreement, borrowings bear interest at the Partnership’s option at the administrative agent’s reference rate plus 0% to 0.25% or LIBOR plus 1.00% to 1.75%. The applicable margin varies quarterly based on our leverage ratio. The fees charged for letters of credit range from 1.00% to 1.75% per annum, plus a fronting fee of 0.125% per annum. The Partnership will incur quarterly commitment fees based on the unused amount of the credit facilities. The amendment to the credit facility also adjusted financial covenants requiring the Partnership to maintain:

•	an initial ratio of total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (each as defined in the credit agreement) measured quarterly on a rolling four-quarter basis, of 5.25 to 1.0 pro forma for any asset acquisitions. The maximum leverage ratio is reduced to 4.75 to 1.0 beginning July 1, 2007 and further reduces to 4.25 to 1.0 on January 1, 2008. The maximum leverage ratio increases to 5.25 to 1.0 during an acquisition adjustment period, as defined in the credit agreement; and

•	a minimum interest coverage ratio (as defined in the credit agreement) measured quarterly on a rolling four-quarter basis, equal to 3.0 to 1.0.

In 2006, the credit agreement was amended to allow for borrowings under our senior secured note shelf agreement to increase from $260.0 million to $510.0 million.

In 2006, the Partnership amended the shelf agreement governing the senior secured notes to increase its availability from $200.0 million to $510.0 million. In March 2006, the Partnership issued $60.0 million aggregate principal amount of senior secured notes with an interest rate of 6.32% and a maturity of ten years. In July 2006, the Partnership issued $245.0 million aggregate principal amount of senior secured notes with an interest rate of 6.96% and a maturity of ten years.

The Partnership was in compliance with all debt covenants at September 30, 2006 and expect to be in compliance for the next twelve months.

(5)  Derivatives

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and to hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps”, “third party on-system financial swaps”, “marketing financial swaps”, “storage swaps”, and “basis swaps”. Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swaps transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index.

In August 2005, the Partnership acquired puts, or rights to sell a portion of the liquids from the plants at a fixed price over a two-year period beginning January 1, 2006, as part of the overall risk management plan related to the acquisition of the El Paso assets. The puts have not designated these put options as hedges and therefore, the put options are marked to market through the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005.

The components of (gain) loss from energy trading activities in the Consolidated Statements of Operations are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Change in fair value of derivatives that do not qualify for hedge accounting	$(3,335)	$13,102	$(336)	$13,734
Realized (gains) losses on derivatives	(85)	380	(1,409)	277
Ineffective portion of derivatives qualifying for hedge accounting	(185)	(209)	(94)	(332)

	$(3,605)	$13,273	$(1,839)	$13,679

The fair value of derivative assets and liabilities are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Fair value of derivative assets — current	$29,158	$12,205
Fair value of derivative assets — long term	6,311	7,633
Fair value of derivative liabilities — current	(16,782)	(14,782)
Fair value of derivative liabilities — long term	(3,390)	(3,577)

Net fair value of derivatives	$15,297	$1,479

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2006 (all gas quantities are expressed in British Thermal Units and liquids are expressed in gallons). The remaining term of the contracts extend no later than March 2008 for derivatives, excluding third-party on-system financial swaps, and extend to June 2010 for third-party on-system financial swaps. The Partnership’s counterparties to derivative contracts include BP Corporation, Total Gas & Power, Cinergy, UBS Energy, Morgan Stanley and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Partnership’s derivatives related to third party producers and customers’ gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2006
			Remaining Term of	Fair Value
Transaction Type	Total Volume	Pricing Terms	Contracts	Assets/Liabilities
				(In thousands)

Cash Flow Hedges:
Natural gas swaps	342,000	NYMEX less a basis of $0.785 to NYMEX less a basis of $0.1 or fixed prices ranging from $8.20 to $10.855 settling against various Inside FERC Index prices	October 2006 — March 2008	$81
Natural gas swaps	(4,458,000)		October 2006 — March 2008	7,754

Total natural gas swaps designated as cash flow hedges				$7,835

Liquids swaps	(34,896,662)	Fixed prices ranging from $0.6075 to $1.6275 settling against Mt. Belvieu Average of daily postings (non-TET)	October 2006 — March 2008	$2,370

Total liquids swaps designated as cash flow hedges				$2,370

Mark to Market Derivatives:
Swing swaps	573,500	Prices ranging from Inside FERC Index to Inside FERC Index less $0.005 or fixed prices ranging from $3.95 to $3.995 settling against various Gas Daily Index prices	October 2006	$44
Swing swaps	(2,765,200)		October 2006	(6)

Total swing swaps				$38

Physical offset to swing swap transactions	2,765,200	Prices of various Inside FERC Index prices settling against various Gas Daily Index prices	October 2006	—
Physical offset to swing swap transactions	(573,500)		October 2006	—

Total physical offset to swing swaps				$—

Basis swaps	28,839,700	Prices ranging from Inside FERC Index less $0.39 to Inside FERC Index plus $0.18 or fixed prices ranging from $9.52 to $10.79 settling against various Inside FERC Index prices.	October 2006 — March 2008	$(428)
Basis swaps	(28,167,000)		October 2006 — March 2008	340

Total basis swaps				$(88)

Physical offset to basis swap transactions	8,277,000	Prices ranging from Inside FERC Index less $0.22 to Inside FERC Index plus $0.1085 settling against various Inside FERC Index prices	October 2006 — March 2007	$(49,997)
Physical offset to basis swap transactions	(8,422,700)		October 2006 — March 2007	50,851

Total physical offset to basis swap transactions				$854

Third party on-system financial swaps	9,965,600	Fixed prices ranging from $4.70 to $11.91 settling against various Inside FERC Index prices	October 2006 — June 2010	$(16,046)

Total third party on-system financial swaps				$(16,046)

Physical offset to third party on-system transactions	(9,965,600)	Fixed prices ranging from $4.84 to $11.96 settling against various Inside FERC Index prices	October 2006 — June 2010	$17,038

Total physical offset to third party on-system swaps				$17,038

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2006
			Remaining Term of	Fair Value
Transaction Type	Total Volume	Pricing Terms	Contracts	Assets/Liabilities
				(In thousands)

Storage swap transactions:
Storage swap transactions	(355,000)	Fixed prices of $10.065 settling against various Inside FERC Index prices	February 2007	$774

Total financial storage swap transactions				$774

Natural gas liquid puts:
Liquid put options (purchased)	100,787,694	Fixed prices ranging from $0.565 to $1.26 settling against Mount Belvieu Average Daily Index	October 2006 — December 2007	$4,799
Liquid put options (sold)	(47,181,832)		October 2006 — December 2007	(2,277)

Total natural gas liquid puts				$2,522

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

Impact of Cash Flow Hedges

Natural Gas

For the nine months ended September 30, 2006, net gains on futures and basis swap hedge contracts increased gas revenue by $3.1 million. For the nine months ended September 30, 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $1.5 million. For the three months ended September 30, 2006, net gains on futures and basis swap hedge contracts increased gas revenue by $2.7 million. For the three months ended September 30, 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $1.2 million. As of September 30, 2006, the Partnership has an unrealized derivative fair value gain of $7.8 million related to cash flow hedges of gas price risk was recorded in accumulated other comprehensive income (loss). As of September 30, 2006, $6.4 million of the fair value gain is expected to be reclassified into earnings through September 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of futures contracts and basis swap agreements related to October 2006 gas production increased gas revenue by approximately $1.4 million.

Liquids

For the nine months ended September 30, 2006, net gains on liquids swap hedge contracts increased liquids revenue by approximately $0.8 million. For the three months ended September 30, 2006, net losses on liquids swap hedge contracts decreased liquids revenue by $0.3 million. The Partnership had no gains or losses on liquids swap hedge contracts during the nine months ended September 30, 2005. As of September 30, 2006, an unrealized derivative fair value gain of $2.3 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). As of September 30, 2006, $1.8 million of the fair value gain is expected to be reclassified into earnings through September 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

Derivatives Other than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, puts, basis swaps, swing swaps and storage swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark-to-market value of these contracts are recorded net as gain (loss) on derivatives along with the net operating results from

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Producer Services in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using prices actively quoted. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less Than One Year	One to Two Years	Two to Four Years	Total Fair Value

September 30, 2006	$4,111	$885	$96	$5,092

(6)  Transactions with Related Parties

The Partnership treats gas for, and purchases gas from Camden Resources, Inc. (Camden) and treats gas for Erskine Energy Corporation (Erskine) and Approach Resources, Inc. (Approach). All three entities are affiliates of the Partnership by way of equity investments made by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P., collectively a major shareholder in the Company. During the three months ended September 30, 2006 and 2005, the Partnership purchased natural gas from Camden in the amount of approximately $7.8 million and $21.1 million, respectively, and received approximately $0.6 million and $0.7 million in treating fees from Camden. During the three months ended September 30, 2006, the Partnership received treating fees of $0.3 million and $0.1 million from Erskine and Approach, respectively. The Partnership purchased natural gas from Camden in the amount of approximately $26.5 million and $41.8 million for the nine months ended September 30, 2006 and 2005, respectively, and received approximately $2.0 million and $1.9 million in treating fees from Camden. For the nine month period ending September 30, 2006 the Partnership received treating fees of $1.0 million and $0.3 million from Erskine and Approach, respectively.

Purchase of Partnership Senior Subordinated Series C Units by Related Parties

On June 29, 2006, the Company purchased $180.0 million of the Partnership’s senior subordinated series C units and Lubar Equity Fund, LLC purchased $8.0 million of such units in a private placement. Mr. Sheldon B. Lubar is a member of the board of directors of the general partner of the general partner of the Partnership and is a member the Company’s board and is also an affiliate of Lubar Equity Fund, LLC. The funds raised in the private placement were used by the Partnership to acquire the natural gas pipeline systems and related facilities of Chief.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(8)  Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Partnership’s natural gas gathering and transmission operations and includes the Mississippi System, the Conroe System, the Gulf Coast System, the Corpus Christi System, the Gregory Gathering System located around the Corpus Christi area, the Arkoma system in Oklahoma, the Vanderbilt System located in south Texas, the LIG pipelines and processing plants located in Louisiana, the south Louisiana processing and liquids assets, the North Texas Pipeline from the Barnett Shale, Barnett Shale gathering and processing and various other small systems. Also included in the Midstream division are the Partnership’s energy trading activities. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or through fixed monthly payments. Also included in the Treating division are four gathering systems that are connected to the treating plants and the Seminole plant located in Gaines County, Texas.

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

	Midstream	Treating	Totals
	(In thousands)

Three months ended September 30, 2006:
Sales to external customers	$837,235	$17,350	$854,585
Inter-segment sales	3,201	(3,201)	—
Interest expense	13,611	1,674	15,285
Depreciation and amortization	18,044	4,392	22,436
Segment profit	(1,484)	1,168	(316)
Segment assets	1,861,302	203,320	2,064,622
Capital expenditures	94,657	13,595	108,252
Three months ended September 30, 2005:
Sales to external customers	$769,334	$13,117	$782,451
Inter-segment sales	2,384	(2,384)	—
Interest expense	2,180	517	2,697
Depreciation and amortization	5,106	2,734	7,840
Segment profit	(1,167)	2,227	1,060
Segment assets	650,045	122,762	772,807
Capital expenditures	25,526	3,861	29,387
Nine months ended September 30, 2006:
Sales to external customers	$2,367,231	$47,899	$2,415,130
Inter-segment sales	8,151	(8,151)	—
Interest expense	31,666	3,809	35,475
Depreciation and amortization	46,993	11,232	58,225
Segment profit	(4,663)	5,447	784
Segment assets	1,861,302	203,320	2,064,622
Capital expenditures	180,272	25,946	206,218
Nine months ended September 30, 2005:
Sales to external customers	$1,928,330	$34,064	$1,962,394
Inter-segment sales	6,287	(6,287)	—
Interest expense	7,237	1,809	9,046
Depreciation and amortization	14,473	7,696	22,169
Segment profit	4,250	4,374	8,624
Segment assets	650,045	122,762	772,807
Capital expenditures	38,540	16,627	55,167

*	Excluding Acquisitions

(9)  Subsequent Event

On October 3, 2006 the Partnership announced that it has purchased the amine-treating business of Cardinal Gas Solutions Limited Partnership for $6.4 million. The acquisition adds 12 dew point control plants and eight amine-treating plants to Crosstex’s plant portfolio.

At a special meeting of the Company’s stockholders on October 26, 2006, the Company’s stockholders approved an amendment to the Company Restated Certificate of Incorporation increasing our authorized number of shares of capital stock from 20 million shares, consisting of 19 million shares of common stock and 1 million shares of preferred stock, to 150 million shares, consisting of 140 million shares of common stock and 10 million shares of preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware corporation formed on April 28, 2000 to engage, through its subsidiaries, in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids, or NGLs. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership (the “Partnership”), to acquire indirectly substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. These partnership interests consist of (i) 2,999,000 common units and 7,001,000 subordinated units and 6,414,830 senior subordinated series C units, representing a 41.6% limited partner interest in the Partnership as of September 30, 2006, and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries. The share of income for the interest owned by non-controlling partners is reflected as an expense in our results of operations. We have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. Our consolidated results of operations are derived from the results of operations of the Partnership, and also our gains on the issuance of units in the Partnership, other income, deferred taxes, interest of non-controlling partners in the Partnership’s net income, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operations. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership.

The Partnership has two industry segments, Midstream and Treating. The results of operations from the Midstream segment are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through the Partnership’s pipeline systems or processed at its processing facilities, and the volumes of NGLs handled in its fractionation facilities. The Treating segment margins are largely a function of the number and size of treating plants in operation and fees earned for removing impurities from NGLs at a non-operated processing plant. The Partnership generates revenues from five primary sources:

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

Processing and fractionation revenues are largely fee based. The Partnership’s processing fees are usually based on either a percentage of the liquids volume recovered or a fixed fee per unit processed. Fractionation and marketing fees are generally fixed fee per unit of product.

The Partnership generates treating revenues under three arrangements:

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 51% and 37% of the operating income in its Treating division for the nine months ended September 30, 2006 and 2005, respectively;

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 31% and 53% of the operating income in its Treating division for the nine months ended September 30, 2006 and 2005, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 18% and 10% of the operating income in its Treating division for the nine months ended September 30, 2006 and 2005, respectively.

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

The Partnership has grown significantly through asset purchases in recent years. These acquisitions create many of the major differences when comparing operating results from one period to another. The most significant asset purchases since January 2005 were the acquisition of the Chief Holdings LLC (“Chief”) natural gas pipeline systems and related facilities in the Barnett Shale in June 2006, the acquisition of Hanover Compression Company treating assets in February 2006, the acquisition of El Paso Corporation’s processing and liquids business in south Louisiana in November 2005, the acquisition of Graco Operations’ treating assets in January 2005 and the acquisition of Cardinal Gas Services’ treating and dewpoint control assets in May 2005.

On June 29, 2006, the Partnership acquired the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.7 million. The acquired systems consist of approximately 250 miles of existing pipeline with up to an additional 400 miles of planned pipelines, located in Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties, all of which are located in Texas. The acquired assets also include a 125 million cubic feet per day carbon dioxide treating plant and compression facilities with 26,000 horsepower. At closing, approximately 160,000 net acres previously owned by Chief and acquired by Devon Energy Corporation simultaneously with the Partnership’s acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems.

On February 1, 2006, the Partnership acquired 48 amine treating plants from a subsidiary of Hanover Compression Company for $51.6 million. After this acquisition the Partnership has approximately 160 treating plants in operation and a total fleet of approximately 190 units.

On November 1, 2005, the Partnership acquired El Paso Corporation’s (“El Paso”) processing and liquids business in south Louisiana for $476.2 million. The assets acquired include 2.3 billion cubic feet per day of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines. The primary facilities and other assets we acquired consist of: (1) the Eunice processing plant and fractionation facility; (2) the Pelican processing plant; (3) the Sabine Pass processing plant; (4) a 23.85% interest in the Blue Water gas processing plant; (5) the Riverside fractionator and loading facility; (6) the Cajun Sibon pipeline; and (7) the Napoleonville natural gas liquid storage facility. In 2006 we acquired an additional 35.42% interest in the Blue Water gas processing plant for $16.4 million and became operator of the plant.

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

On October 3, 2006, the Partnership announced that it has purchased the amine-treating business of Cardinal Gas Solutions Limited Partnership for $6.4  million. The acquisition adds 12 dew point control plants and eight amine-treating plants to Crosstex’s plant portfolio. After this acquisition the Partnership owns 168 amine-treating plants and 37 dew point control plants in service.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating segments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Midstream revenues	$837.2	$769.3	$2,367.2	$1,928.3
Midstream purchased gas	778.5	740.5	2,210.5	1,851.4
Profit on energy trading activities	0.7	0.3	1.9	1.2

Midstream gross margin	59.4	29.1	158.6	78.1

Treating revenues	17.4	13.1	47.9	34.1
Treating purchased gas	2.9	2.8	7.4	6.0

Treating gross margin	14.5	10.3	40.5	28.1

Total gross margin	$73.9	$39.4	$199.1	$106.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,487,000	1,186,000	1,422,000	1,196,000
Processing	2,060,000	452,000	1,934,000	450,000
Producer services	95,000	188,000	152,000	186,000
Plants in service (end of period)	154	111	154	111

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $59.4 million for the three months ended September 30, 2006 compared to $29.1 million for the three months ended September 30, 2005, an increase of $30.3 million, or 104%. This increase was primarily due to acquisitions, increased system throughput and a favorable processing environment for NGLs.

The south Louisiana natural gas processing and liquids business acquired from El Paso in November 2005 contributed $17.2 million to Midstream gross margin in the third quarter of 2006. This amount was driven by the three largest processing plants, Eunice, Sabine Pass and Pelican, which contributed gross margin amounts of $7.9 million, $2.8 million and $2.2 million, respectively. The Riverside fractionation facility also contributed $2.1 million in gross margin to the south Louisiana operations. The Partnership acquired the North Texas gathering system from Chief in June 2006. These assets and related facilities contributed $5.1 million of gross margin during the quarter. The North Texas Pipeline (“NTPL”) commenced operation during the second quarter of 2006 and contributed $2.3 million in gross margin. Operational improvements and volume increases on the LIG system contributed margin growth of $3.4 million. Increased processing volumes at the Gibson and Plaquemine plants, due to recent drilling successes by producers and increased unit margins due to favorable NGLs markets, accounted for a $2.7 million increase in gross margin.

Treating gross margin was $14.5 million for the three months ended September 30, 2006 compared to $10.3 million in the same period in 2005, an increase of $4.2 million, or 40%. Treating plants in service increased from 111 plants at September 2005 to 154 plants at June 2006. The increase is primarily due to the acquisition of the amine treating assets from Hanover Compressor Company in February of 2006. New plants associated with the Hanover acquisition contributed $2.1 million in gross margin growth. Plant additions from inventory contributed an additional $2.1 million in gross margin. The acquisition and installation of dew point control plants contributed an additional $0.2 million to gross margin.

Operating Expenses.  Operating expenses were $28.1 million for the three months ended September 30, 2006 compared to $13.9 million for the three months ended September 30, 2005, an increase of $14.2 million, or 102%. Midstream operating expenses increased by $8.7 million due to the acquisition of the south Louisiana assets from El Paso. Other Midstream increases of $3.5 million resulted largely from the commencement of operations of the NTPL as well as the acquisition of the Chief midstream assets. The growth in treating plants in service over the two time periods increased operating expenses by $1.8 million.

General and Administrative Expenses.  General and administrative expenses were $12.0 million for the three months ended September 30, 2006 compared to $8.5 million for the three months ended September 30, 2005, an increase of $3.5 million, or 41.4%. A substantial part of the increased expenses resulted primarily from staffing related costs of $1.2 million. The staff additions associated with the requirements of the El Paso, Hanover and Chief acquisitions accounted for the majority of the $1.2 million increase. Audit and other professional fees, office rent, supplies, utilities and other administrative expenses which increased due to our growth accounted for $1.2 million of the increase. General and administrative expenses included stock-based compensation expense of $2.0 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively. The $1.0 million increase in stock-based compensation, determined in accordance with FAS 123R during 2006 and in accordance with APB25 in 2005, primarily relates to an increase in restricted stock and unit grants due to an increase in the pool of eligible participants.

Gain/Loss on Derivatives.  We had a gain on derivatives of $3.6 million for the three months ended September 30, 2006 compared to a loss of $13.2 million for the three months ended September 30, 2005. The gain in 2006 includes a gain of $1.1 million on puts acquired in 2005 related to the acquisition of the El Paso assets, a gain of $1.1 million associated with our basis swaps, a gain of $0.2 million due to ineffectiveness in our hedged derivatives, a gain of $0.9 million on storage financial transactions, and a gain of $0.3 million associated with derivatives for third-party on-system financial transactions (including $0.2 million of realized gains). As of September 30, 2006, the fair value of the puts was $2.5 million. The loss in 2005 includes an $11.5 million loss on the puts related to the acquisition of the El Paso assets.

Gain/Loss on Sale of Property.  Assets sold during the three months ended September 30, 2006 generated a loss of less than $0.2 million. A gain of $8.0 million on the sale of an idle processing plant was recognized in the three months ended September 30, 2005. The gain in 2005 was partially offset by a $0.4 million net loss on other assets sold.

Depreciation and Amortization.  Depreciation and amortization expenses were $22.4 million for the three months ended September 30, 2006 compared to $7.8 million for the three months ended September 30, 2005, an increase of $14.6 million, or 186.5%. Midstream depreciation and amortization increased $8.4 million due to the acquisition of the south Louisiana assets and intangibles, $2.5 million due to the Chief assets acquired in June 2006, and $1.5 million due to the NTPL which was placed in service April 2006. New treating plants placed in service and assets acquired from Hanover resulted in an increase of $1.6 million of depreciation and amortization expenses. The remaining $0.7 million increase in depreciation and amortization expenses is a result of expansion projects, including our office expansions and other new assets.

Interest Expense.  Interest expense was $15.3 million for the three months ended September 30, 2006 compared to $2.7 million for the three months ended September 30, 2005, an increase of $12.6 million or 465.9%. The increase relates primarily to an increase in debt outstanding and higher interest rates between three-month periods (weighted average rate of 7.0% in 2006 compared to 6.4% in 2005).

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net income decreased by $2.2 million to a loss of $2.5 million for the three months ended September 30, 2006 compared to a loss of $0.3 million for the three months ended September 30, 2005 due to the changes shown in the following summary (in thousands):

	For the Three Months Ended September 30,
	2006	2005

Net Income for the Partnership	$903	$1,072
Partnership’s restatement adjustment reflected in the three months ended September 30, 2006 by CEI	(883)	—
(Income) allocation to CEI for the general partner incentive distributions	(5,233)	(2,528)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1,024	520
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	84	19

Net Income (loss) allocable to limited partners	(4,105)	(917)
Less: CEI’s share of net (income) loss allocable to limited partners	1,562	508
Plus: Non-controlling partners’ share of net income (loss) in Denton County Joint Venture	41	106

Non-controlling partners’ share of Partnership net income (loss)	$(2,502)	$(303)

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $158.6 million for the nine months ended September 30, 2006 compared to $78.1 million for the nine months ended September 30, 2005, an increase of $80.6 million, or 103%. This increase was primarily due to acquisitions, increased system throughput and a favorable processing environment for NGLs.

The south Louisiana natural gas processing and liquids business acquired from El Paso in November 2005 contributed $55.4 million to Midstream gross margin for the period. This amount was driven by the three largest processing plants, Eunice, Pelican, and Sabine Pass, which contributed gross margin amounts of $25.0 million, $10.7 million and $9.3 million, respectively. The Riverside fractionation facility also contributed $5.3 million in gross margin to the south Louisiana operations. Increased processing volumes at the Gibson and Plaquemine plants, due to recent drilling successes by producers, and increased unit margins due to favorable NGLs markets accounted for a $7.2 million increase in gross margin. The Partnership acquired the North Texas gathering system from Chief in June 2006. These assets and related facilities contributed $5.7 million of gross margin growth. Operational improvements and volume increases on the Mississippi system and Crosstex Pipeline contributed margin growth of $5.4 million and $1.5 million, respectively. The NTPL commenced operation during the second quarter of 2006 and contributed $4.3 million in gross margin for the period.

Treating gross margin was $40.5 million for the nine months ended September 30, 2006 compared to $28.1 million in the same period in 2005, an increase of $12.4 million, or 44%. Treating plants in service increased from 111 plants at September 2005 to 154 plants at September 2006. The increase is primarily due to the acquisition of the amine treating assets from Hanover Compressor Company in February of 2006. New plants associated with the Hanover acquisition contributed $5.2 million in gross margin growth. Plant additions from inventory contributed an additional $4.0 million in gross margin. Existing plant assets contributed $2.4 million in gross margin growth primarily due to plant expansion projects and increased volumes. The acquisition and installation of dew point control plants contributed an additional $0.4 million to gross margin.

Operating Expenses.  Operating expenses were $72.9 million for the nine months ended September 30, 2006 compared to $37.6 million for the nine months ended September 30, 2005, an increase of $35.3 million, or 93.9%. An increase of $24.2 million in operating expenses was associated with the acquisition of the south Louisiana assets. The growth in the number of treating plants in service increased operating expenses by $4.9 million. Other

Midstream increases of $4.1 million were due to the commencement of operations of the NTPL as well as the Chief acquisition. Operating expenses included stock-based compensation expenses of $0.8 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses.  General and administrative expenses were $35.4 million for the nine months ended September 30, 2006 compared to $23.3 million for the nine months ended September 30, 2005, an increase of $12.1 million, or 51.8%. A substantial part of the increased expenses resulted primarily from staffing related costs of $6.3 million. The staff additions associated with the requirements of the El Paso, Hanover and Chief acquisitions accounted for the majority of the $6.3 million increase. Audit, legal and other consulting fees, office rent, travel, training and other administrative expenses accounted for $2.1 million of the increase. General and administrative expenses included stock-based compensation expense of $5.4 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. The $3.0 million increase in stock-based compensation, determined in accordance with FAS 123R during 2006 and in accordance with APB25 in 2005, primarily relates to an increase in restricted stock and unit grants due to an increase in the pool of eligible participants.

Gain/Loss on Derivatives.  We had a gain on derivatives of $1.8 million for the nine months ended September 30, 2006 compared to a loss of $13.7 million for the nine months ended September 30, 2005. The gain in 2006 includes a gain of $2.3 million on storage financial transactions (including $0.7 million of realized gain), a gain of $0.7 million associated with our basis swaps, a gain of $1.4 million associated with derivatives for third-party on-system financial transactions (including $0.8 million of realized gains), and a gain of $0.1 million due to ineffectiveness in our hedged derivatives partially offset by a loss of $2.7 million on puts acquired in 2005 related to the acquisition of the El Paso assets. As of September 30, 2006, the fair value of the puts was $2.5 million. The loss in 2005 includes an $11.5 million loss on the puts related to the acquisition of the El Paso assets.

Gain/Loss on Sale of Property.  Assets sold during the nine months ended September 30, 2006 generated a net loss of less than $0.1 million as compared to a gain of $8.0 million on the sale of an idle processing plant recognized during the nine months ended September 30, 2005. The gain recognized in 2005 was partially offset by a $0.2 million net loss on other assets sold.

Depreciation and Amortization.  Depreciation and amortization expenses were $58.2 million for the nine months ended September 30, 2006 compared to $22.2 million for the nine months ended September 30, 2005, an increase of $36.1 million, or 162.9%. The increase in depreciation and amortization expenses related to the south Louisiana assets and intangibles was $24.8 million, $2.5 million due to Chief Assets acquired in 2006, and $2.4 million was due to the NTPL which was placed in service April 2006. The new plants acquired from Hanover, together with new treating plants placed in service, resulted in an increase of $4.4 million. The remaining $2.0 million increase in depreciation and amortization expenses is a result of expansion projects, including our office expansions and other new assets.

Interest Expense.  Interest expense was $35.5 million for the nine months ended September 30, 2006 compared to $9.0 million for the nine months ended September 30, 2005, an increase of $26.4 million or 292.2%. The increase relates primarily to an increase in debt outstanding and higher interest rates between nine-month periods (weighted average rate of 6.8% in 2006 compared to 6.3% in 2005).

Other Income.  Other income was $1.7 million for the nine months ended September 30, 2006 compared to $0.4 million for the nine months ended September 30, 2005 because in 2006 we collected $1.6 million in excess of the carrying value of the Enron account receivable net of the allowance.

Gain on Issuance of Units of the Partnership.  As a result of the Partnership issuing senior subordinated units in June 2005 to unrelated parties at a price per unit greater than our equivalent carrying value, our share of net assets of the Partnership increased by $19.0 million. We recognized the $19.0 million gain associated with the unit issuance in February 2006 when the senior subordinated units converted to common units.

Income Taxes.  Income tax expense was $11.2 million for the nine months ended September 30, 2006 compared to $2.5 million for the nine months ended September 30, 2005, an increase of $8.7 million, which was due to the deferred tax provision on the gain on issuance of units of the Partnership. This increase was due to a change in the deferred tax provision related to a forecasted change in state tax on the Partnership. We do not expect to have a current tax liability in 2006 due to the availability of our net operating loss carryforward.

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net income decreased by $9.2 million to a loss of $7.3 million for the nine months ended September 30, 2006 compared to income of $1.9 million for the nine months ended September 30, 2005 due to the changes shown in the following summary (in thousands):

	For the Nine Months
	Ended September 30,
	2006	2005

Net income for the Partnership	$684	$8,736
(Income) allocation to CEI for the general partner incentive distribution	(14,924)	(6,701)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	2,508	1,557
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	235	(72)

Net income (loss) allocable to limited partners	(11,497)	3,520
Less: CEI’s share of net (income) loss allocable to limited partners	3,951	(1,942)
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V.	223	331

Non-controlling partners’ share of Partnership net income (loss)	$(7,323)	$1,909

The general partner incentive distributions increased between these nine-month periods due to an increase in the distribution amounts per unit and due to an increase in the number of common units outstanding.

Cumulative Effect of Accounting Change.  We recorded a $0.2 million cumulative adjustment to recognize the required change in reporting stock-based compensation under FASB Statement No. 123R which was effective January 1, 2006. The cumulative effect of this change is reported in our income net of taxes and non-controlling partners’ interest.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $77.2 million for the nine months ended September 30, 2006 compared to $16.1 million for the nine months ended September 30, 2005. Income before non-cash income and expenses increased by $46.6 million from $20.6 million in 2005 to $67.2 million in 2006. Changes in working capital used $10.1 million in cash flows from operating activities in 2006 as compared to $4.5 million in cash flows used by working capital changes in 2005. Our working capital deficit has increased in 2006 as discussed under “Working Capital Deficit” below.

Net cash used in investing activities was $771.5 million and $61.1 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities during 2006 related to the $504.5 million Chief acquisition ($475.3 million paid to Chief, $0.3 million of direct acquisition costs and $28.9 million for assumed capital expenditure liabilities paid by the Partnership after acquisition), the $51.6 million Hanover acquisition and a $16.4 million acquisition of our additional interest in the Blue Water processing plant. Costs associated with the connection of new wells to various systems, pipeline integrity projects, pipeline relocations and various other internal growth projects totaled $203.5 million, including costs related to the construction of the NTPL project totaled $44.6 million, construction of the Parker County gathering project totaled $46.2 million, the construction of the north Louisiana pipeline expansion of $20.8 million and the expansion of the North Texas Gathering System acquired from Chief totaled $10.3 million.

Net cash provided by financing activities was $691.6 million for the nine months ended September 30, 2006 compared to $40.5 million used by financing activities for the nine months ended September 30, 2005. Net cash provided by financing activities included equity from issuance of common stock of $179.7 million, net proceeds from issuance of Partnership units of $179.2 million net borrowings under the Partnership’s amended credit facility of $78.0 million and net borrowings under the Partnership’s senior secured notes of $300.9 million. We paid common dividends of $24.7 million in the nine months ended September 30, 2006 compared to $15.7 in the nine months ended September 30, 2005. Distributions to non-controlling partners in the Partnership totaled $25.4 million in the nine months ended September 30, 2006, compared to distributions in the nine months ended September 30, 2005 totaling $11.2 million. Drafts payable decreased by $10.8 million utilizing cash for financing activities for the nine months ended September 30, 2006 as compared to an increase of $6.2 million for the nine months ended September 30, 2006. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.

Working Capital Deficit.  We had a working capital deficit of $25.3 million as of September 30, 2006, primarily due to drafts payable of $27.9 million as of the same date.

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

Issuance of Capital Stock.  On June 29, 2006, we issued 2,550,260 shares of common stock in a private placement for total net proceeds of $179.9 million. Lubar Equity Fund, LLC, an affiliate of one of our directors, purchased 156,070 of the shares at a purchase price of $76.90 per share and unrelated third parties purchased 2,394,190 shares at a purchase price of $70.17 per share. We used the proceeds of our stock issuance to purchase $180.0 million of senior subordinated series C units representing limited partner interests of the Partnership described in “Issuance of Senior Subordinated Series C Units” above.

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

The Partnership believes that cash generated from operations will be sufficient to meet its present quarterly distribution level of $0.55 per quarter and to fund a portion of its anticipated capital expenditures through June 2007. Total capital expenditures are budgeted to be approximately $56.3 million for the remainder of 2006. The Partnership expects to fund the remaining capital expenditures from the proceeds of borrowings under the revolving credit facility discussed below. The Partnership’s ability to pay distributions to its unit holders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond its control.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2006.

Indebtedness

As of September 30, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2006 and December 31, 2005 were 7.21% and 6.69%, respectively	$400,000	$322,000
Senior secured notes, weighted average interest rate at September 30, 2006 and December 31, 2005 were 6.76% and 6.64%, respectively	500,883	200,000
Note payable to Florida Gas Transmission Company	600	650

	901,483	522,650
Less current portion	(10,012)	(6,521)

Debt classified as long-term	$891,471	$516,129

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

Additionally, the bank credit facility was amended to allow for borrowings under the Partnership’s senior secured note shelf agreement to increase from $260 million to $510 million.

In 2006, the Partnership amended the shelf agreement governing the senior secured notes to increase its availability from $200.0 million to $510.0 million. In March 2006, the Partnership issued $60.0 million aggregate principal amount of senior secured notes with an interest rate of 6.32% and a maturity of ten years. In July 2006, the Partnership issued $245.0 million aggregate principal amount of senior secured notes with an interest rate of 6.96% and a maturity of ten years. Proceeds were used to pay indebtedness under the Partnership’s bank credit facility.

The Partnership was in compliance with all debt covenants at September 30, 2006 and expect to be in compliance for the next twelve months.

Total Contractual Cash Obligations.  A summary of the Partnership’s total contractual cash obligations as of September 30, 2006, is as follows:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

Long-term debt	$901.5	$2.4	$10.0	$9.4	$9.4	$20.3	$850.0
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	98.0	4.4	17.5	17.2	16.8	16.0	26.1
Unconditional purchase obligations	1.3	1.3		—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total contractual obligations	$1,000.8	$8.1	$27.5	$26.6	$26.2	$36.3	$876.1

The above table does not include any physical or financial contract purchase commitments for natural gas.

The unconditional purchase obligations for 2006 primarily relate to the construction of a processing plant associated with the Parker County expansion.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and must be adopted no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. We are a pass-thru entity and do not expect a major impact on financial statement presentation as a result of FIN 48.

On September 13, 2006 the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No.  108 (“SAB 108”), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership faces market risk from commodity price variations, primarily due to fluctuations in the price of a portion of the natural gas it sells, with respect to the portion of the natural gas it processes and for which it has taken the processing risk, the Partnership is at risk for the difference in the value of the NGL products it produces versus the value of the gas used in fuel and shrinkage in their production. In addition, a portion of their fees at certain processing operations is denominated in NGLs. The Partnership also incurs credit risks and risks related to interest rate variations.

Commodity Price Risk.  Approximately 6.5% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the gas at a percentage of the index price, our resale margins are higher during periods of higher natural gas prices and lower during periods of lower natural gas prices. As of September 30, 2006, we have hedged approximately 83% of our exposure to gas price fluctuations through December 2006, approximately 78% of our exposure to gas price fluctuations for the year ending December 2007, and approximately 15% of our exposure to gas price fluctuations for the first quarter of 2008. We also have hedges in place covering at least 100% of the minimum liquid volumes we expect to receive through the end of 2007 and approximately 20% for the first quarter of 2008 at our south Louisiana assets; and 80% of the liquids at our other assets in 2006, 81% in 2007, and 20% for the first quarter of 2008.

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

2. Percent of proceeds contracts:  Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of proceeds contracts, but will decline during periods of low NGL prices.

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

Our primary commodity risk management objective is to reduce volatility in our cash flows. We maintain a Risk Management Committee, including members of senior management, which oversees all hedging activity. We enter into hedges for natural gas and NGLs using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our Risk Management Committee.

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

For each reporting period, we record the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period is reported as (gain) loss on derivatives in the statement of operations. In addition, realized gains and losses from settled contracts are also recorded in profit or loss on energy trading contracts. As of September 30, 2006, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, natural gas liquids puts and other derivative instruments had a net fair asset value of $12.8 million, excluding the fair value asset of $2.5 million associated with the NGL puts. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $6.7 million to a net asset of these contracts as of September 30, 2006 of $6.1 million. The value of the NGL puts would also decrease as a result of an increase in NGL prices, but we are unable to determine the impact of a 10% price change. Our maximum loss on these puts is the remaining $2.5 million fair value of the puts.

Concentration Risk.  The counterparties to substantially all of the Partnership’s derivative contracts as of September 30, 2006 were BP Corporation, Total Gas & Power and J. Aron & Co., a subsidiary of Goldman Sachs. Although we do not believe we have a counterparty risk with any party, our loss would be substantial if any of these parties were to default.

Interest Rate Risk.  We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. At September 30, 2006, we had $400.0 million of indebtedness outstanding under floating rate debt. The impact of a 1% increase in interest rates on our expected debt would result in an increase in interest expense and a decrease in income before taxes of approximately $4.0 million per year. This amount has been determined by considering the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt outstanding at September 30, 2006.

Operational Risk.  As with all mid-stream energy companies and other industrials, we have operational risk associated with operating our plant and pipeline assets that can have a financial impact, either favorable or unfavorable, and as such risk must be effectively managed. We view our operational risk in the following categories.

•	General Mechanical Risk. Both our plants and pipelines expose us to the possibilities of a mechanical failure or process upset that can result in loss of revenues and replacement cost of either volume losses or damaged equipment. These mechanical failures manifest themselves in the form of equipment failure/malfunction as well as operator error. We are proactive in managing this risk on two fronts. First we effectively hire and train our operational staff to operate the equipment in a safe manner, consistent with defined processes and procedures, and second, we perform preventative and routine maintenance on all of our mechanical assets.

•	Measurement Risk. In complex midstream systems such as ours, it is normal for there to be differences between gas measured into our systems and those measured out of the system which is referred to as system balance. These system balances are normally due to changes in line pack, gas vented for routine operational and non-routine reasons, as well as due to the inherent inaccuracies in the physical measurement of gas. We employ the latest gas measurement technology when appropriate, in the form of EFM (Electronic Flow Measurement) computers. Nearly all of our new supply and market connections are equipped with EFM. Retro-fitting older measurement technology is done on a case-by-case basis. Electronic digital data from these devices can be transmitted to a central control room via radio, telephone, cell phone, satellite or other means. With EFM computers, such a communication system is capable of monitoring gas flows and pressures in real-time and is commonly referred to as SCADA (Supervisory Control And Data Acquisition). We expect to continue to increase our reliance on electronic flow measurement and SCADA, which will further increase our awareness of measurement discrepancies as well as reduce our response time should a pipeline failure occur.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

Since the first quarter of 2006, we have implemented accounting system improvements to settle gas purchases through our accounting systems and to reconcile prepayments to suppliers on our general ledger and conducted additional training of new personnel. In addition, we have added new procedures for the analysis of account reconciliations and a more detailed analytical review of gross margin cycle accounts.

Except as set forth above, there have been no other changes in our internal controls over financial reporting that occurred in the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Other than the risk factor presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The risk factor below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report and in our other filings with the SEC.

If the Partnership’s assumptions used in making the acquisition of the Barnett Shale systems and facilities from Chief Holdings LLC are inaccurate, our future financial performance may be limited.

The Partnership acquired certain natural gas gathering pipeline systems and related facilities in the Barnett Shale, which we refer to as the Midstream Assets, from Chief Holdings LLC in June 2006. This acquisition was made based on the Partnership’s understanding of future drilling plans by Devon Energy Corporation, which acquired Chief’s producing assets and acreage previously owned by Chief that is dedicated to the Midstream Assets. In addition, the Partnership assumed in its analysis the continued drilling success by other producers that own acreage dedicated to the Midstream Assets, production success on acreage not dedicated on the system and that it will be able to tie a certain portion of that new production into the system. Production currently flowing through the system is very small relative to the quantities the Partnership has assumed will be developed in the next few years. If these assumptions are inaccurate, the drilling plans of the producers are delayed, the producers are not successful in completing their wells or the Partnership is not successful in its commercial efforts to tie in gas from undedicated acreage, then the anticipated results from the acquisition of the Midstream Assets could be significantly negatively impacted. In addition, the failure to successfully integrate the Midstream Assets with the Partnership’s existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 6.  Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
3.2	—	Second Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 3, 2005).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Fifth Amended and Restated Agreement of Limited Partnership of Crosstex Energy L.P., dated as of June 29, 2006 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amendment and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10.1	—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).

Number		Description

10.2	—	Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
31.1*	—	Certification of the principal executive officer.
31.2*	—	Certification of the principal financial officer.
32.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2006.

CROSSTEX ENERGY, INC.

By:	/s/ William W. Davis
William W. Davis,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006.
3.2		—	Second Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 3, 2005).
3.3		—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4		—	Fifth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of June 29, 2006 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
3.5		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6		—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
3.11		—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12		—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13		—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10.1		—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).
10.2		—	Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.