Form 10-Q
period 2007-06-30
CROSSTEX ENERGY INC
filed 2007-08-09
CIK 1209821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

As of July 31, 2007, the Registrant had 45,983,923 shares of common stock outstanding.

Item	Description	Page

PART I — FINANCIAL INFORMATION

1.	Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures about Market Risk	35

4.	Controls and Procedures	37

PART II — OTHER INFORMATION

1A.	Risk Factors	37

4.	Submission of Matters to a Vote of Security Holders	37

6.	Exhibits	38
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification of the Principal Executive Officer and the Principal Financial Officer

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,153	$10,635
Accounts and notes receivable, net:
Trade, accrued revenues and other	426,067	375,972
Fair value of derivative assets	13,856	23,048
Natural gas and natural gas liquids, prepaid expenses and other	17,652	10,574

Total current assets	465,728	420,229

Property and equipment, net of accumulated depreciation of $173,547 and $136,562, respectively	1,295,471	1,107,242
Fair value of derivative assets	1,601	3,812
Intangible assets, net of accumulated amortization of $42,276 and $31,673, respectively	625,373	638,602
Goodwill	25,441	25,396
Other assets, net	10,529	11,417

Total assets	$2,424,143	$2,206,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$422,160	$407,718
Fair value of derivative liabilities	9,899	12,141
Current portion of long-term debt	9,412	10,012
Other current liabilities	65,116	60,449

Total current liabilities	506,587	490,320

Long-term debt	1,124,412	977,118
Deferred tax liability	65,893	66,186
Interest of non-controlling partners in the Partnership	464,735	391,103
Fair value of derivative liabilities	1,532	2,558
Commitments and lease contingencies	—	—
Stockholders’ equity	260,984	279,413

Total liabilities and stockholders’ equity	$2,424,143	$2,206,698

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Midstream	$984,669	$728,398	$1,794,467	$1,530,965
Treating	16,256	15,450	32,607	29,580
Profit on energy trading activities	991	807	1,594	1,230

Total revenues	1,001,916	744,655	1,828,668	1,561,775

Operating costs and expenses:
Midstream purchased gas	910,061	676,370	1,661,943	1,431,938
Treating purchased gas	2,257	2,056	4,591	4,489
Operating expenses	29,965	22,856	57,329	44,826
General and administrative	15,537	11,545	28,189	23,377
Gain on sale of property	(971)	(160)	(1,821)	(109)
(Gain) loss on derivatives	(1,280)	3,925	(4,494)	1,766
Depreciation and amortization	25,521	18,720	50,518	35,789

Total operating costs and expenses	981,090	735,312	1,796,255	1,542,076

Operating income	20,826	9,343	32,413	19,699
Other income (expense):
Interest expense, net	(18,515)	(11,787)	(35,704)	(20,190)
Other income	218	1,589	268	1,591

Total other income (expense)	(18,297)	(10,198)	(35,436)	(18,599)

Income (loss) before income taxes and interest of non-controlling partners in the Partnership’s net loss	2,529	(855)	(3,023)	1,100
Gain on issuance of Partnership units	—	—	—	18,955
Income tax provision	(1,338)	(1,238)	(1,593)	(10,572)
Interest of non-controlling partners in the Partnership’s net loss	1,002	3,734	6,883	4,821

Net income before cumulative effect of change in accounting principle	2,193	1,641	2,267	14,304
Cumulative effect of change in accounting principle	—	—	—	170

Net income	$2,193	$1,641	$2,267	$14,474

Net income before cumulative effect of change in account principle per common share:
Basic	$0.05	$0.04	$0.05	$0.37

Diluted	$0.05	$0.04	$0.05	$0.37

Cumulative effect of change in accounting principle per common share:
Basic	—	—	—	$0.01

Diluted	—	—	—	$0.00

Net income per common share:
Basic	$0.05	$0.04	$0.05	$0.38

Diluted	$0.05	$0.04	$0.05	$0.37

Weighted average shares outstanding:
Basic	45,977	38,373	45,970	38,331

Diluted	46,576	38,862	46,565	38,790

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	45,941,187	$463	$263,264	$13,535	$2,151	$279,413
Dividends paid	—	—	—	(20,545)	—	(20,545)
Stock-based compensation	—	—	2,291	—	—	2,291
Net income	—	—	—	2,267	—	2,267
Conversion of restricted stock to common net of shares withheld for taxes	35,236	—	(452)	—	—	(452)
Proceeds from exercise of options	7,500	—	49	—	—	49
Hedging gains or losses reclassified to earnings	—	—	—	—	(865)	(865)
Adjustment in fair value of derivatives	—	—	—	—	(1,174)	(1,174)

Balance, June 30, 2007	45,983,923	$463	$265,152	$(4,743)	$112	$260,984

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income	$2,193	$1,641	$2,267	$14,474
Hedging gains or losses reclassified to earnings	(172)	(197)	(865)	357
Adjustment in fair value of derivatives	254	(621)	(1,174)	714

Comprehensive income	$2,275	$823	$228	$15,545

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$2,267	$14,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,518	35,789
Gain on sale of property	(1,821)	(109)
Cumulative effect of change in accounting principle	—	(170)
Gain on issuance of partnership units	—	(18,955)
Interest of non-controlling partners in the Partnership’s net income	(6,883)	(4,821)
Deferred tax expense	1,263	10,566
Non-cash stock-based compensation	5,052	3,903
Amortization of debt issue costs	1,299	1,433
Non-cash derivatives (gain) loss	(314)	3,090
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue	(50,095)	165,807
Natural gas and natural gas liquids, prepaid expenses	(7,297)	(7,579)
Accounts payable, accrued gas purchases and other accrued liabilities	52,560	(165,102)
Fair value of derivatives	835	—
Other assets	—	1,041

Net cash provided by operating activities	47,384	39,367

Cash flows from investing activities:
Additions to property and equipment	(229,857)	(97,885)
Assets acquired	—	(552,751)
Proceeds from sale of property	2,819	197

Net cash used in investing activities	(227,038)	(650,439)

Cash flows from financing activities:
Proceeds from borrowings	751,500	995,892
Payments on borrowings	(604,806)	(699,706)
Decrease in drafts payable	(30,309)	(14,064)
Debt refinancing costs	(411)	(5,107)
Distributions to non-controlling partners in the Partnership	(19,011)	(16,425)
Dividends paid	(20,545)	(15,066)
Proceeds from exercise of stock options	49	126
Proceeds from exercise of Partnership unit options	1,401	2,822
Net proceeds from issuance of units of the Partnership	99,942	179,279
Proceeds from issuance of common stock	—	179,878
Restricted units and restricted shares withheld for taxes	(638)	—

Net cash provided by financing activities	177,172	607,629

Net increase (decrease) in cash and cash equivalents	(2,482)	(3,443)
Cash and cash equivalents, beginning of period	10,635	12,904

Cash and cash equivalents, end of period	$8,153	$9,461

Cash paid for interest	$37,223	$21,023

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements
June 30, 2007
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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company and the Partnership each have similar share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of share-based compensation charged to general and administrative expense	$2,411	$1,930	$4,394	$3,418
Cost of share-based compensation charged to operating expense	446	318	657	485

Total amount charged to income before cumulative effect of accounting change	$2,857	$2,248	$5,051	$3,903

Interest of non-controlling partners in share-based compensation	$1,004	$770	$1,668	$1,278

Amount of related income tax benefit recognized in income	$687	$548	$1,254	$973

Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2007 is provided below:

	Six Months Ended
	June 30, 2007
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value

Non-vested, beginning of period	336,504	$31.97
Granted	57,735	$35.36
Vested	(19,500)	$12.99
Forfeited	(8,876)	$35.82

Non-vested, end of period	365,863	$33.43

Aggregate intrinsic value, end of period (in thousands)	$12,919

The aggregate intrinsic value of units vested during the six month period ended June 30, 2007 was $0.7 million. As of June 30, 2007, there was $5.7 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Unit Options

The following weighted average assumptions were used for the Black-Scholes option pricing model for grants during the three months and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Unit Options Granted:	2007	2006	2007	2006

Weighted average distribution yield	5.75%	5.5%	5.75%	5.5%
Weighted average expected volatility	32.0%	32.9%	32.0%	33.0%
Weighted average risk free interest rate	4.44%	4.97%	4.44%	4.79%
Weighted average expected life	6 years	6 years	6 years	6 years
Weighted average contractual life	10 years	10 years	10 years	10 years
Weighted average of fair value of unit options granted	$5.92	$7.37	$6.76	$7.45

A summary of the unit option activity for the six months ended June 30, 2007 is provided below:

	Six Months Ended
	June 30, 2007
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	926,156	$25.70
Granted	345,599	37.31
Exercised	(75,005)	18.57
Forfeited	(47,797)	28.23
Expired	(4,789)	29.69

Outstanding, end of period	1,144,164	$29.55

Options exercisable at end of period	279,563	$27.44
Weighted average contractual term (years) end of period:
Options outstanding	8.1
Options exercisable	7.6
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$7,408
Options exercisable	$2,254

The total intrinsic value of unit options exercised during the six months ended June 30, 2006 and 2007 was $7.0 million and $1.4 million, respectively. The intrinsic value of units exercised during the three months ended June 30, 2006 and 2007 was $0.4 million and $0.9 million, respectively. The total fair value of options exercised during the six months ended June 30, 2006 and 2007 was $0.2 million and $0.3 million, respectively. The total fair value of options exercised for the three months ended June 30, 2006 and 2007 was $0.2 million and $0.1 million, respectively. As of June 30, 2007, there was $3.6 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

  CEI Restricted Shares

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of restricted share activity for the six months ended June 30, 2007 is provided below:

	Six Months Ended
	June 30, 2007
		Weighted
		Average
	Number	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	of Shares	Fair Value

Non-vested, beginning of period	751,749	$17.03
Granted	50,528	$29.42
Vested	(48,750)	$9.70
Forfeited	(15,382)	$20.59

Non-vested, end of period	738,145	$18.28

Aggregate intrinsic value, end of period (in thousands)	$21,207

The aggregate intrinsic value of shares vested during the six months ended June 30, 2007 was $1.4 million. As of June 30, 2007, there was $5.9 million of unrecognized compensation costs related to non-vested CEI restricted stock. The cost is expected to be recognized over a weighted average period of 1.6 years.

CEI Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2007 is provided below:

	Six Months Ended
	June 30, 2007
		Weighted
		Average
	Number	Grant-Date
Crosstex Energy, Inc. Stock Options:	of Shares	Fair Value

Outstanding, beginning of period	120,000	$8.21
Granted	—	—
Exercised	(7,500)	$6.50

Outstanding, end of period	112,500	$8.32

Options exercisable at end of period	15,000	$6.50
Weighted average contractual term (years) end of period	7.5
Aggregate intrinsic value end of period (in thousands)	$2,296

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.1 million, but no stock options were exercised during the three months ended June 30, 2006. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $0.2 million. As of June 30, 2007, there was $77,000 of unrecognized compensation costs related to CEI stock options. The cost is expected to be recognized over a weighted average period of 2.0 years.

(c)	Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006. The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic earnings per share:
Weighted average common shares outstanding	45,977	38,373	45,970	38,331
Diluted earnings per share:
Weighted average common shares outstanding	45,977	38,373	45,970	38,331
Dilutive effect of restricted shares	516	396	511	369
Dilutive effect of exercise of options outstanding	83	93	84	90

Diluted shares	46,576	38,862	46,565	38,790

All outstanding common shares were included in the computation of diluted earnings per common share and 2006 shares have been adjusted to reflect a three-for-one stock split in December 2006.

(d)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of FIN 48.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. While SFAS 157 does not add any new fair value measurements, it is intended to increase consistency and comparability of such measurement. The provisions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115” (SFAS 159) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	Issuance of Units by CELP and Certain Provisions of the Partnership Agreement

(a)	Issuance of Senior Subordinated Series D Units

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private equity offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units will not receive a distribution nor be readily transferable for two years. Crosstex Energy GP, L.P., which is 100% owned by the Company, made a general partner contribution of $2.7 million in connection with this issuance to maintain its 2% general partner interest.

The senior subordinated series D units will automatically convert into common units representing limited partner interests of the Partnership on the first date on or after March 23, 2009 that conversion is permitted by its partnership agreement at a ratio of one common unit for each senior subordinated series D unit, subject to adjustment depending on the achievement of financial metrics in the fourth quarter of 2008. The Partnership’s partnership agreement will permit the conversion of the senior subordinated series D units to common units once the subordination period ends or if the issuance is in connection with an acquisition that increases cash flow from operations per unit on a pro forma basis. If not able to convert on March 23, 2009, then the holders of such units will have the right to receive, after payment of the minimum quarterly distribution on the Partnership’s common units but prior to any payment on the Partnership’s subordinated units, distributions equal to 110% of the quarterly cash distribution amount payable on common units. The senior subordinated series D units are not entitled to distributions of available cash or allocations of net income/loss from the Partnership until March 23, 2009.

(b)	Cash Distributions from the Partnership

In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders (other than senior subordinated unitholders) and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts it distributes in excess of $0.3125 per unit and 48% of amounts it distributes in excess of $0.375 per unit. Incentive distributions totaling $5.8 million and $5.0 million were earned by the Company as general partner for the three months ended June 30, 2007 and 2006, respectively. Incentive distributions totaling $11.3 million and $9.7 million were earned in the six month period ended June 30, 2007 and 2006, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

units (excluding senior subordinated units), and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income allocation for incentive distributions	$5,767	$4,977	$11,264	$9,691
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,195)	(961)	(2,330)	(1,484)
2% general partner interest in net loss	(34)	(126)	(227)	(151)

General Partner share of net income	$4,538	$3,890	$8,707	$8,056

The Company also owns limited partner common units and limited partner subordinated units in the Partnership. The Company’s share of the Partnership’s net income attributable to its limited partner common and subordinated units was a net loss of $2.3 million and a loss of $0.6 million for the three months ended June 30, 2006 and 2007, respectively, and $2.4 million and $4.2 million for the six months ended June 30, 2006 and 2007, respectively.

(3)	Significant Asset Purchases and Acquisitions

On June 29, 2006, the Partnership acquired certain natural gas gathering pipeline systems and related facilities in the Barnett Shale (the North Texas Gathering (NTG) assets) from Chief Holdings LLC (Chief) for a purchase price of approximately $475.3 million (the Chief Acquisition). The NTG assets include five gathering systems, located in parts of Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties in Texas. The NTG assets also included a 125 million cubic feet per day carbon dioxide treating plant and compression facilities with 26,000 horsepower. The gas gathering systems consisted of approximately 210 miles of existing gathering pipelines, ranging from four inches to twelve inches in diameter.

Simultaneously with the Chief Acquisition, the Partnership entered into a gas gathering agreement with Devon Energy Corporation (Devon) whereby the Partnership has agreed to gather, and Devon has agreed to dedicate and deliver, the future production on acreage that Devon acquired from Chief (approximately 160,000 net acres). Under the agreement, Devon has committed to deliver all of the production from the dedicated acreage into the gathering system, including production from current wells and wells that it drills in the future. The Partnership will expand the gathering system to reach the new wells as they are drilled. The agreement has a 15-year term and provides for a fixed gathering fee over the term. In addition to the Devon agreement, approximately 60,000 additional net acres were dedicated to the NTG assets under agreements with other producers.

The Partnership utilized the purchase method of accounting for the acquisition of the Midstream Assets with an acquisition date of June 29, 2006. The Partnership recognizes the gathering fee income received from Devon and

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

other producers who deliver gas into the NTG assets as revenue at the time the natural gas is delivered. The purchase price allocation follows (in thousands):

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

Pro Forma
Six Months Ended
June 30, 2006
(Unaudited)

Revenue	$1,575,825
Net income	$13,323
Net income per common share:
Basic	$0.29
Diluted	$0.29
Weighted average shares outstanding:
Basic	45,982
Diluted	46,441

There are substantial differences in the way Chief operated the NTG assets during pre-acquisition periods and the way the Partnership operates these assets post-acquisition. Although the unaudited pro forma results of operations include adjustments to reflect the significant effects of the acquisition, these pro forma results do not purport to present the results of operations had the acquisition actually been completed as of January 1, 2006.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Long-Term Debt

As of June 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at June 30, 2007 and December 31, 2006 were 7.15% and 7.20%, respectively	$640,000	$488,000
Senior secured notes, weighted average interest rate at June 30, 2007 and December 31, 2006 were 6.75% and 6.76%, respectively	493,824	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,133,824	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,124,412	$977,118

Credit Facility.  As of June 30, 2007, the Partnership has a bank credit facility with a borrowing capacity of $1.0 billion that matures in June 2011. As of June 30, 2007, $765.8 million was outstanding under the bank credit facility, including $125.8 million of letters of credit, leaving approximately $234.2 million available for future borrowing.

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

Additionally, the credit facility provides that (i) if the Partnership or its subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where the Partnership has outstanding unsecured note indebtedness, the Partnership’s leverage ratio cannot exceed 5.50 to 1.00 and the Partnership’s senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the credit facility remained unchanged.

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note (5) below for a discussion of interest rate swaps.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership was in compliance with all debt covenants as of June 30, 2007 and expects to be in compliance with debt covenants for the next twelve months.

(5)	Derivatives

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. In March 2007, the Partnership entered into an interest rate swap covering a principal amount of $50.0 million under the credit facility for a period of three years. In November 2006, the Partnership entered into an interest rate swap covering a principal amount of $50.0 million. The March 2007 interest rate swap fixes the three month LIBOR rate, prior to credit margin, at 4.875% on $50.0 million of related debt outstanding over the term of the swap agreement which expires on March 31, 2010. The November 2006 interest rate swap fixes the three month LIBOR rate, prior to credit margin, at 4.95% on $50.0 million of related debt outstanding over the term of the swap agreement which expires on November 30, 2009. The Partnership has elected to designate the March 2007 interest rate swap as a cash flow hedge for FAS 133 accounting treatment but has not designated the November 2006 interest rate swap as a cash flow hedge. Accordingly, unrealized gains and losses relating to the March 2007 interest rate swap are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings and unrealized gains and losses relating to the November 2006 interest rate swap are recorded through the consolidated statement of operations in gain on derivatives over the period hedged.

The components of (gain)/loss on derivatives in the Consolidated Statements of Operations relating to interest rate swaps are (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Change in fair value of derivatives that do not qualify for hedge accounting	$(480)	$(285)
Realized gains on derivatives	(111)	(181)
Ineffective portion of derivatives qualifying for hedge accounting	—	—

	$(591)	$(466)

No prior year comparisons are listed because interest rate swaps were entered into after June 30, 2006.

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	June 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$904	$89
Fair value of derivative liabilities — current	—	—

Net fair value of derivatives	$904	$89

At June 30, 2007 an unrealized gain of $0.5 million was recorded in accumulated other comprehensive income related to the interest rate swap dated March 2007.

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

The components of (gain)/loss on derivatives in the Consolidated Statements of Operations, excluding interest rate swaps, are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Change in fair value of derivatives that do not qualify for hedge accounting	$607	$3,918	$(76)	$2,999
Realized (gains) losses on derivatives	(1,331)	(159)	(4,016)	(1,324)
Ineffective portion of derivatives qualifying for hedge accounting	35	166	64	91

	$(689)	$3,925	$(4,028)	$1,766

The fair value of derivative assets and liabilities, excluding interest rate swaps, are as follows (in thousands):

	June 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$12,952	$22,959
Fair value of derivative assets — long term	1,601	3,812
Fair value of derivative liabilities — current	(9,899)	(12,141)
Fair value of derivative liabilities — long term	(1,532)	(2,558)

Net fair value of derivatives	$3,122	$12,072

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2007 (all gas quantities are expressed in British Thermal Units and all liquid quantities are expressed in gallons). The remaining term of the contracts extend no later than December 2008 for derivatives, excluding third-party on-system financial swaps, and extend to June 2010 for third-party on-system financial swaps. The Partnership’s counterparties to hedging contracts include BP Corporation, Total Gas & Power, Fortis, UBS Energy, Morgan Stanley and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Partnership’s derivatives related to third-party producers’ and customers’ gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings.

June 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Cash Flow Hedges:
Natural gas swaps	99,000	NYMEX less a basis of $0.72 or fixed prices ranging from $7.355 to $10.855 settling against various	July 2007 – December 2007	$(181)
Natural gas swaps	(3,057,000)	Inside FERC Index prices	July 2007 – December 2008	3,095

Total natural gas swaps designated as cash flow hedges				$2,914

Liquids swaps	(20,597,358)	Fixed prices ranging from $0.61 to $1.6275 settling against Mt. Belvieu Average of daily postings (non-TET)	July 2007 – March 2008	$(3,077)

Total liquids swaps designated as cash flow hedges				$(3,077)

Mark to Market Derivatives:
Swing swaps	337,435	Prices ranging from Inside FERC Index less $0.0375 to Inside FERC Index plus $0.01 or fixed prices	July 2007	$13
Swing swaps	(809,100)	ranging from $6.458 to $6.88 settling against various Gas Daily Index prices	July 2007	(9)

Total swing swaps				$4

Physical offset to swing swap transactions	809,100	Prices of various Inside FERC Index prices settling against	July 2007	—
Physical offset to swing swap transactions	(337,435)	various Gas Daily Index prices	July 2007	—

Total physical offset to swing swaps				$—

Basis swaps	23,554,500	NYMEX less a basis of $0.785 to NYMEX plus a basis of $0.465 or prices ranging from $7.585 to	July 2007 – March 2008	$(279)
Basis swaps	(26,399,500)	$10.505 settling against various Inside FERC Index prices.	July 2007 – March 2008	(294)

Total basis swaps				$(573)

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

June 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Physical offset to basis swap transactions	14,798,000	Prices ranging from Inside FERC Index less $0.15 to Inside FERC Index plus $0.085 or fixed prices	July 2007 – December 2007	$(91,634)
Physical offset to basis swap transactions	(14,172,000)	ranging from $7.625 to $9.50 settling against various Inside FERC Index prices	July 2007 – October 2007	95,063

Total physical offset to basis swap transactions				$3,429

Third party on-system financial swaps	6,617,400	Fixed prices ranging from $5.704 to $11.57 settling against various Inside FERC Index prices	July 2007 – June 2010	$(1,703)

Total third party on-system financial swaps				$(1,703)

Physical offset to third party on-system transactions	(6,617,400)	Fixed prices ranging from $5.755 to $11.62 settling against various Inside FERC Index prices	July 2007 – June 2010	$2,151

Total physical offset to third party on-system swaps				$2,151

Processing margin (gas) swaps	304,767	Fixed prices ranging from $7.64 to $8.30 settling against various Inside FERC Index prices	July 2007 – November 2007	$(329)

Total processing margin (gas) swaps				$(329)

Processing margin (liquids) swaps	(3,032,011)	Fixed prices ranging from $0.7125 to $1.65 settling against Mt. Belvieu Average of daily postings (non-TET)	July 2007 – November 2007	$(62)

Total processing margin (liquid) swaps				$(62)

Storage swap transactions	(344,800)	Fixed prices ranging from $7.75 to $9.53 settling against various Inside FERC Index prices	July 2007 – February 2008	$355

Total storage swap transactions				$355

Natural gas liquid puts:

Liquid put options (purchased)	40,579,728	Fixed prices ranging from $0.565 to $1.26 settling against Mt. Belvieu	July 2007 – December 2007	$103
Liquid put options (sold)	(26,410,017)	Average Daily Index	July 2007 – December 2007	(90)

Total natural gas liquid puts				$13

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Impact of Cash Flow Hedges

Natural Gas

For the six months ended June 30, 2007, net gains on cash flow hedge contracts of natural gas increased gas revenue by $2.7 million. For the six months ended June 30, 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $0.4 million. For the three months ended June 30, 2007, net gains on cash flow hedge contracts of natural gas increased gas revenue by $1.2 million. For the three months ended June 30, 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $0.9 million. As of June 30, 2007, an unrealized derivative fair value net gain of $2.9 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). Of this net amount, a $3.1 million gain is expected to be reclassified into earnings through June 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to July 2007 gas production increased gas revenue by approximately $0.4 million.

Liquids

For the six months ended June 30, 2007, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by approximately $0.2 million. For the six months ended June 30, 2006, net gains on cash flow hedge contracts of NGLs increased liquids revenue by approximately $1.1 million. For the three months ended June 30, 2007, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by $0.8 million. For the three months ended June 30, 2006, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by $0.1 million. For the six months ended June 30, 2007, an unrealized derivative fair value loss of $3.1 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss) and the $3.1 million loss is expected to be reclassified into earnings through March 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, puts, swing swaps, basis swaps, storage swaps and processing margin swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as gain (loss) on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using prices actively quoted. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less Than	One To	More Than	Total
	One Year	Two Years	Two Years	Fair Value

June 30, 2007	$3,064	$154	$67	$3,285

(6)	Transactions with Related Parties

The Partnership treats gas for, and purchases gas from, Camden Resources, Inc. (Camden) and treats gas for Erskine Energy Corporation (Erskine) and Approach Resources, Inc. (Approach). All three entities are affiliates of the Partnership by way of equity investments made by Yorktown Energy Partners, IV, L.P. and Yorktown Energy Partners V, L.P., in Camden, Erskine and Approach. A director of both CEI and the Partnership is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The table below lists related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Treating Fees
Camden	$568	$722	$1,143	$1,397
Erskine	249	347	526	704
Approach	—	119	—	239

Gas Purchases
Camden	$4,833	$7,832	$12,491	$18,705

(7)	Commitments and Contingencies

(a)	Employment Agreements

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

The Partnership’s Cow Island Gas Processing Facility, which was acquired in November 2005, has a known active remediation project for benzene contaminated groundwater. The cause of contamination was attributed to a leaking natural gas condensate storage tank. The site investigation and active remediation being conducted at this location is under the guidance of the Louisiana Department of Environmental Quality (LDEQ) based on the Risk-Evaluation and Corrective Action Plan Program (RECAP) rules. In addition, the Partnership is working with both the LDEQ and the Louisiana State University, Louisiana Water Resources Research Institute, on the development and implementation of a new remediation technology that will reduce the remediation time as well as the costs associated with such remediation projects. The estimated remediation costs are expected to be approximately $0.5 million. Since this remediation project is a result of previous owners’ operation and the actual contamination occurred prior to our ownership, these costs were accrued as part of the purchase price.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Corporate	Totals
	(In thousands)

Three months ended June 30, 2007:
Sales to external customers	$984,669	$16,256	$—	$1,000,925
Profit on energy trading activities	991	—	—	991
Purchased gas	(910,061)	(2,257)	—	(912,318)
Operating expenses	(24,460)	(5,505)	—	(29,965)

Segment profit	$51,139	$8,494	$—	$59,633

Intersegment sales	$3,665	$(3,665)	$—	$—
Gain (loss) on derivatives	$1,507	$(4)	$(223)	$1,280
Depreciation and amortization	$(21,331)	$(3,377)	$(813)	$(25,521)
Capital expenditures (excluding acquisitions)	$119,429	$2,590	$1,195	$123,214
Identifiable assets	$2,179,171	$208,228	$36,744	$2,424,143

Three months ended June 30, 2006:
Sales to external customers	$728,398	$15,450	$—	$743,848
Profit on energy trading activities	807	—	—	807
Purchased gas	(676,370)	(2,056)	—	(678,426)
Operating expenses	(18,235)	(4,621)	—	(22,856)

Segment profit	$34,600	$8,773	$—	$43,373

Intersegment sales	$2,882	$(2,882)	$—	$—
Gain (loss) on derivatives	$(3,918)	$(7)	$—	$(3,925)
Depreciation and amortization	$(13,824)	$(3,992)	$(904)	$(18,720)
Capital expenditures (excluding acquisitions)	$23,424	$3,248	$2,549	$29,221
Identifiable assets	$1,726,611	$185,184	$36,659	$1,948,454

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

	Midstream	Treating	Corporate	Totals
	(In thousands)

Six months ended June 30, 2007:
Sales to external customers	$1,794,467	$32,607	—	$1,827,074
Profit on energy trading activities	1,594	—	—	1,594
Purchased gas	(1,661,943)	(4,591)	—	(1,666,534)
Operating expenses	(46,574)	(10,755)	—	(57,329)

Segment profit	$87,544	$17,261	$—	$104,805

Intersegment sales	$7,350	$(7,350)	$—	$—
Gain (loss) on derivatives	$4,855	$(14)	$(347)	$4,494
Depreciation and amortization	$(41,121)	$(7,303)	$(2,094)	$(50,518)
Capital expenditures (excluding acquisitions)	$210,799	$13,014	$2,747	$226,560
Identifiable assets	$2,179,171	$208,228	$36,744	$2,424,143

Six months ended June 30, 2006:
Sales to external customers	$1,530,965	$29,580	$—	$1,560,545
Profit on energy trading activities	1,230	—	—	1,230
Purchased gas	(1,431,938)	(4,489)	—	(1,436,427)
Operating expenses	(35,720)	(9,106)	—	(44,826)

Segment profit	$64,537	$15,985	$—	$80,522

Intersegment sales	$5,918	$(5,918)	$—	$—
Gain (loss) on derivatives	$(1,759)	$(7)	$—	$(1,766)
Depreciation and amortization	$(27,457)	$(6,662)	$(1,670)	$(35,789)
Capital expenditures (excluding acquisitions)	$76,563	$9,710	$3,768	$90,041
Identifiable assets	$1,726,611	$185,184	$36,659	$1,948,454

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Segment profits	$59,633	$43,373	$104,805	$80,522
General and administrative expenses	(15,537)	(11,545)	(28,189)	(23,377)
Gain (loss) on derivatives	1,280	(3,925)	4,494	(1,766)
Gain (loss) on sale of property	971	160	1,821	109
Depreciation and amortization	(25,521)	(18,720)	(50,518)	(35,789)

Operating income	$20,826	$9,343	$32,413	$19,699

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs) through its subsidiaries. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership (the Partnership), to acquire indirectly substantially all of the assets, liabilities and operations of its predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in the Partnership, a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. These partnership interests consist of (i) 5,332,000 common units, 4,668,000 subordinated units and 6,414,830 senior subordinated series C units, representing approximately 38% of the limited partner interests in the Partnership, and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of the Partnership, which owns a 2.0% general partner interest and all of the incentive distribution rights in the Partnership.

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

The Partnership has two industry segments, Midstream and Treating, with a geographic focus along the Texas gulf coast, in the north Texas Barnett Shale area and in Mississippi and Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, as well as providing certain producer services, while the Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the six months ended June 30, 2007, 83% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its operations because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas or NGLs for a fee. The Partnership buys and sells most of its natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. As explained under “Commodity Price Risk” below, it enters into financial instruments to reduce volatility in gross margin due to price fluctuations.

During the past five years, the Partnership has grown significantly as a result of construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2002 through June 30, 2007, it has invested over $2.0 billion to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

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

The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 27% and 37%, including the Seminole plant, of the operating income in the Treating division for the six months ended June 30, 2007 and 2006, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 49% and 47% of the operating income in the Treating division for the six months ended June 30, 2007 and 2006, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 24% and 16% of the operating income in the Treating division for the six months ended June 30, 2007 and 2006, respectively.

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

On June 29, 2006, the Partnership acquired the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.3 million. The acquired systems consisted of approximately 210 miles of existing pipeline located in Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties, all of which are located in Texas. The acquired assets also include a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At closing, approximately 160,000 net acres previously owned by Chief and acquired by Devon simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, the Partnership began expanding its north Texas pipeline gathering system. Since the date of acquisition through June 30, 2007, the Partnership connected approximately 190 new wells to its gathering system and increased the dedicated acres owned by other producers by approximately 37,000 net acres. In addition, it has a total of 46,000 horsepower of compression to handle the increased volumes and provide low-pressure gathering service. The Partnership also added two processing plants totalling 85,000 Mcf/d of processing capacity, and two 30,000 Mcf/d dew point control plants (JT plants) in order to remove hydrocarbon liquids from growing gas streams and the Partnership is adding an additional 200,000 Mcf/d processing plant to be in operation in the third quarter of 2007. The Partnership has also installed a 40 gallons per minute amine treating facility to provide carbon dioxide removal capability. The Partnership has increased total throughput on this gathering system from approximately 115 MMcf/d at the time of acquisition to 350 MMcf/d for the month of June 2007. These assets and the gathering assets being built in the area are referred to as the North Texas Gathering (NTG) assets.

On February 1, 2006, the Partnership acquired 48 amine treating plants from a subsidiary of Hanover Compression Company for $51.7 million.

On October 3, 2006, the Partnership acquired the amine-treating business of Cardinal Gas Solutions Limited Partnership for $6.3 million. The acquisition added 10 dew point control plants and 50% of seven amine-treating plants to its plant portfolio. On March 28, 2007 we acquired the remaining 50% interest in the amine-treating plants for approximately $1.5 million.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating segments for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Midstream revenues	$984.7	$728.4	$1,794.4	$1,531.0
Midstream purchased gas	(910.1)	(676.4)	(1,661.9)	(1,432.0)
Profit on energy trading activities	1.0	0.8	1.6	1.2

Midstream gross margin	75.6	52.8	134.1	100.2

Treating revenues	16.3	15.5	32.6	29.6
Treating purchased gas	(2.3)	(2.1)	(4.6)	(4.5)

Treating gross margin	14.0	13.4	28.0	25.1

Total gross margin	$89.6	$66.2	$162.1	$125.3

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,201,000	1,409,000	2,028,000	1,367,000
Processing	2,021,000	1,970,000	1,965,000	1,870,000
Producer services	100,000	173,000	95,000	192,000
Plants in service at end of period	195	178	195	178

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $75.6 million for the three months ended June 30, 2007 compared to $52.8 million for the three months ended June 30, 2006, an increase of $22.8 million, or 43.1%. This increase was primarily due to system expansion projects, increased throughput and a favorable processing environment for NGLs. Profit on energy trading activities showed only a slight increase for the comparative period.

The Partnership acquired the North Texas Gathering (NTG) assets from Chief in June 2006. These assets combined with the North Texas Pipeline (NTPL) and related facilities contributed $17.0 million of gross margin growth during the three months ended June 30, 2007 over the same period in 2006. The NTPL and NTG assets accounted for $14.5 million of this increase. The processing facilities in the region contributed an additional $2.4 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed a margin growth of $4.6 million during the second quarter of 2007 over the same period in 2006. Volume increases on the Mississippi and east Texas systems contributed gross margin growth of $1.1 million and $0.9 million, respectively.

Treating gross margin was $14.0 million for the three months ended June 30, 2007 compared to $13.4 million in the same period in 2006, an increase of $0.6 million, or 4.5%. Treating plants, dew point control plants, and related equipment in service increased from 178 plants at June 30, 2006 to 195 plants at June 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory.

Operating Expenses.  Operating expenses were $30.0 million for the three months ended June 30, 2007 compared to $22.9 million for the three months ended June 30, 2006, an increase of $7.1 million, or 31.1%. The $7.1 million increase in operating expenses primarily relates to the NTPL, the NTG assets and the north Louisiana operations expansion. Operating expenses included $0.4 million of stock-based compensation expense for the three months ended June 30, 2007 compared to $0.3 million of stock-based compensation expense for the three months ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $15.5 million for the three months ended June 30, 2007 compared to $11.5 million for the three months ended June 30, 2006, an increase of $4.0 million, or 34.6%. A substantial part of the increase resulted from staffing related costs of $2.2 million. The staff additions associated with the requirements of the NTG assets, NTPL and the expansion in north Louisiana accounted for the majority of the $2.2 million increases. General and administrative expenses included stock-based compensation expense of $2.4 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively. The $0.5 million increase in stock-based compensation primarily relates to increased staffing and increased grants for comparative periods.

Gain on Sale of Property.  The $1.0 million gain on property sold during the three months ended June 30, 2007 primarily relates to the disposition of unused catalyst material.

Gain/Loss on Derivatives.  We had a gain on derivatives of $1.3 million for the three months ended June 30, 2007 compared to a loss of $3.9 million for the three months ended June 30, 2006. The gain in 2007 includes a net gain of $1.5 million associated with our basis swaps (including $1.9 million of realized gains), gains of $0.4 million associated with our storage financial transactions and a gain of $0.6 million associated with our interest rate swaps. These gains were partially offset by a loss of $1.0 million associated with our processing margin hedges (including $0.7 million of realized losses) and loss of $0.2 million related to our puts and ineffectiveness. The loss in 2006 includes a loss of $2.7 million on our puts acquired in 2005 related to the acquisition of the south Louisiana assets and a loss of $1.4 million associated with our basis swaps offset by net gains of $0.2 million associated with our third-party on-system and storage financial transactions and ineffectiveness. As of June 30, 2007, the fair value of the puts was less than $0.1 million.

Depreciation and Amortization.  Depreciation and amortization expenses were $25.5 million for the three months ended June 30, 2007 compared to $18.7 million for the three months ended June 30, 2006, an increase of $6.8 million, or 36.3%. Midstream depreciation and amortization increased $4.2 million due to the acquisition of the NTG assets and $1.6 million due to the NTPL placed in service in April 2006. The north Louisiana expansion generated an increase in depreciation between periods of $1.6 million.

Interest Expense.  Interest expense was $18.5 million for the three months ended June 30, 2007 compared to $11.8 million for the three months ended June 30, 2006, an increase of $6.7 million, or 57.1%. The increase relates primarily to an increase in debt outstanding and higher interest rates between the three-month periods (weighted average rate of 7.0% in 2007 compared to 6.8% in 2006).

Other Income.  Other income was $0.2 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. In 2006 the Company collected $1.6 million in excess of the carrying value of the Enron account receivable net of the allowance.

Income taxes.  Income tax expense was $1.3 million for the three months ended June 30, 2007 compared to $1.2 million for the three months ended June 30, 2006, an increase of $0.1 million. We do not expect to have a current tax liability in 2007 due to the availability of our net operating loss carryforward.

Interest of Non-Controlling Partners in the Partnership’s Net Income/Loss.  The interest of non-controlling partners in the Partnership’s net loss decreased by $2.7 million to a loss of $1.0 million for the three months ended June 30, 2007 compared to a loss of $3.7 million for the three months ended June 30, 2006 due to the changes shown in the following summary (in thousands)

	For the
	Three Months Ended
	June 30,
	2007	2006

Net income (loss) for the Partnership	$2,888	$(2,259)
(Income) allocation to CEI for the general partner incentive distributions	(5,767)	(4,977)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1,195	961
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	34	126

Net income (loss) allocable to limited partners	(1,650)	(6,149)
Less: CEI’s share of net (income) loss allocable to limited partners	618	2,314
Plus: Non-controlling partners’ share of net income (loss) in Crosstex
Denton County Gathering, J.V.	30	101

Non-controlling partners’ share of Partnership net loss	$(1,002)	$(3,734)

The general partner incentive distributions increased between these three-month periods due to an increase in the distribution amounts per unit and due to an increase in the number of common units outstanding.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $134.1 million for the six months ended June 30, 2007 compared to $100.2 million for the six months ended June 30, 2006, an increase of $33.9 million, or 33.8%. This increase was primarily due to system expansion projects, increased throughput and a favorable processing environment for NGLs. Profit on energy trading activities showed only a slight increase for the comparative period.

The Partnership acquired the bulk of the NTG assets from Chief in June 2006. These assets combined with the NTPL and related facilities contributed $30.9 million of gross margin growth during the six months ended June 30, 2007 over the same period in 2006. The NTPL and NTG assets accounted for $26.1 million of this increase. The processing facilities in the region contributed an additional $3.7 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed a margin growth of $3.8 million during the second quarter of 2007 over the same period in 2006.

Treating gross margin was $28.0 million for the six months ended June 30, 2007 compared to $25.1 million for the same period in 2006, an increase of $2.9 million, or 11.6%. Treating plants, dew point control plants, and related equipment in service increased from 178 plants at June 30, 2006 to 195 plants at June 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory.

Operating Expenses.  Operating expenses were $57.3 million for the six months ended June 30, 2007 compared to $44.8 million for the six months ended June 30, 2006, an increase of $12.5 million, or 27.9%. The increase in operating expenses primarily reflects the operations of the NTPL, the NTG assets and the north

Louisiana expansion. Operating expenses included $0.7 million of stock-based compensation expense for the six months ended June 30, 2007 compared to $0.5 million of stock-based compensation expense for the six months ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $28.2 million for the six months ended June 30, 2007 compared to $23.4 million for the six months ended June 30, 2006, an increase of $4.8 million, or 20.6%. The staff additions associated with the requirements of the NTPL and the NTG assets and the expansion in north Louisiana accounted for $2.6 million in increased costs. General and administrative expenses included stock-based compensation expense of $4.4 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively. The $1.0 million increase in stock-based compensation primarily relates to restricted stock and unit grants and increased headcount between comparative periods. Other expenses, including audit, legal and other consulting fees, office rent, travel and training accounted for $1.0 million of the increase.

Gain on Sale of Property.  The $1.8 million gain on sale of property for the six months ended June 30, 2007 consists of the disposition of unused catalyst material of $1.0 million and the sale of a treating plant for $0.9 million, offset by losses on disposition of other treating equipment.

Gain/Loss on Derivatives.  We had a gain on derivatives of $4.5 million for the six months ended June 30, 2007 compared to a loss of $1.8 million for the six months ended June 30, 2006. The gain in 2007 includes a net gain of $5.2 million associated with our basis swaps (including $2.7 million of realized gains), gains of $0.3 million associated with our third-party on-system and storage financial transactions and a gain of $0.5 million associated with our interest rate swaps. These were partially offset by a loss of $0.8 million on our puts acquired in 2005 related to the acquisition of the south Louisiana assets and losses of $0.7 million associated with our processing margin hedges (including $0.2 million of realized losses) and ineffectiveness. The loss in 2006 includes a loss of $3.8 million on our puts and a loss of $0.5 million associated with our basis swaps offset in part by gains of $2.5 million associated with our third-party on-system and storage financial transactions (including $1.3 million realized gains). As of June 30, 2007, the fair value of the puts was less than $0.1 million.

Depreciation and Amortization.  Depreciation and amortization expenses were $50.5 million for the six months ended June 30, 2007 compared to $35.8 million for the six months ended June 30, 2006, an increase of $14.7 million, or 41.2%. Midstream depreciation and amortization increased $7.8 million due to the NTG assets and $3.8 million due to the NTPL, which was placed in service in April 2006. The north Louisiana expansion, which was placed in service in April 2007, generated an increase in depreciation between periods of $1.9 million and the remaining increase relates to other assets with a combined increase of $1.2 million.

Interest Expense.  Interest expense was $35.7 million for the six months ended June 30, 2007 compared to $20.2 million for the six months ended June 30, 2006, an increase of $15.5 million, or 76.8%. The increase relates primarily to an increase in debt outstanding. Interest rates were equivalent during the comparative period.

Other Income.  Other income was $0.3 million for the six months ended June 30, 2007 compared to $1.6 million for the six months ended June 30, 2006. In 2006 the Company collected $1.6 million in excess of the carrying value of the Enron account receivable net of the allowance.

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

Income Taxes.  Income tax expense was $1.6 million for the six months ended June 30, 2007 compared to $10.6 million for the six months ended June 30, 2006. The deferred tax provision for the gain on issuance of units of the Partnership resulted in the increased provision for the 2006 reporting period. We do not expect to have a current tax liability in 2007 due to the availability of our net operating loss carryforward.

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net loss increased by $2.1 million to a loss of $6.9 million for the six months ended June 30, 2007 compared to a loss of $4.8 million for the six months ended June 30, 2006 due to the changes shown in the following summary (in thousands):

	For the
	Six Months Ended
	June 30,
	2007	2006

Net income (loss) for the Partnership	$(2,389)	$664
(Income) allocation to CEI for the general partner incentive distributions	(11,264)	(9,691)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	2,330	1,484
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	227	151

Net income (loss) allocable to limited partners	(11,096)	(7,392)
Less: CEI’s share of net (income) loss allocable to limited partners	4,163	2,389
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V.	50	182

Non-controlling partners’ share of Partnership net loss	$(6,883)	$(4,821)

The general partner incentive distributions increased between these six-month periods due to an increase in the distribution amounts per unit and due to an increase in the number of common units outstanding.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $47.4 million for the six months ended June 30, 2007 compared to cash provided by operations of $39.4 million for the six months ended June 30, 2006. Income before non-cash income and expenses was $51.4 million in 2007 and $45.2 million in 2006. Changes in working capital used $4.0 million in cash flows from operating activities in 2007 and used $5.8 million in cash flows from operating activities in 2006.

Net cash used in investing activities was $227.0 million and $650.4 million for the six months ended June 30, 2007 and 2006, respectively. Net cash invested in Midstream assets for the six months ended June 30, 2007 was $208.9 million compared to $589.6 million for the same time period in 2006, including $475.4 million related to the acquisition of assets from Chief. Net cash invested in Treating assets for the six months ended June 30, 2007 was $13.0 million compared to $63.2 million for the same period in 2006 including $51.5 million related to the acquisition of Hanover assets.

Net cash provided by financing activities was $177.2 million for the six months ended June 30, 2007 compared to $607.6 million provided by financing activities for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 included $99.9 million from net proceeds from the Partnership’s issuance of senior subordinated series D units and net bank borrowings of $146.7 million. Net cash provided by financing activities for the six months ended June 30, 2006 included net proceeds from issuance of common stock of $179.9 million, net proceeds from issuance of Partnership units of $179.3 million, net borrowings under the amended credit facility of $238.0 million and net borrowings under our senior secured notes of $58.2 million. Dividends paid totaled $20.5 million for the first half of 2007 as compared to $15.1 million for the first half of 2006. Distributions to non-controlling partners totaled $19.0 million in the first half of 2007 compared to $16.4 million in the first half of 2006. Drafts payable decreased by $30.3 million for the six months ended June 30, 2007 as compared to a decrease in drafts payable of $14.1 million for the six months ended June 30, 2006. In order to reduce interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility.

Working Capital Deficit.  We had a working capital deficit of $40.9 million as of June 30, 2007, primarily due to drafts payable of $17.6 million and accrued liabilities of $59.2 million, including $25.3 million attributable to accrued property development costs. As discussed in “Cash Flows” above, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. The Partnership borrows money under its $1.0 billion credit facility to fund checks as they are presented. As of June 30, 2007, the Partnership had approximately $234.2 million of available borrowing capacity under this facility.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of June 30, 2007.

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

Capital Requirements of the Partnership.  The natural gas gathering, transmission, treating and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. The Partnership’s capital requirements have consisted primarily of, and it anticipates will continue to be:

•	maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain existing operating capacity of its assets and to extend their useful lives, or other capital expenditures which do not increase the Partnership’s cash flows; and

•	growth capital expenditures such as those to acquire additional assets to grow the Partnership’s business, to expand and upgrade gathering systems, transmission capacity, processing plants or treating plants, and to construct or acquire new pipelines, processing plants or treating plants, and expenditures made in support of that growth.

Given the Partnership’s objective of growth through acquisitions, it anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. The Partnership actively considers a variety of assets for potential acquisitions.

The Partnership believes that cash generated from operations will be sufficient to meet its present quarterly distribution level of $0.57 per quarter and to fund a portion of its anticipated capital expenditures through June 30, 2008. Total capital expenditures are estimated to be approximately $145.0 million for the remainder of 2007. The Partnership expects to fund the remaining capital expenditures from the proceeds of borrowings under the revolving credit facility discussed below. The Partnership’s ability to pay distributions to its unit holders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond its control.

Indebtedness

As of June 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at June 30, 2007 and December 31, 2006 were 7.15% and 7.20%, respectively	$640,000	$488,000
Senior secured notes, weighted average interest rates at June 30, 2007 and December 31, 2006 of 6.75% and 6.76%, respectively	493,824	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,133,824	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,124,412	$977,118

Credit Facility.  As of June 30, 2007, the Partnership had a bank credit facility with a borrowing capacity of $1.0 billion that matures in June 2011. As of June 30, 2007, $765.8 million was outstanding under the bank credit facility, including $125.8 million of letters of credit, leaving approximately $234.2 million available for future borrowing.

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

Additionally, the credit facility now provides (i) if the Partnership or its subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where the Partnership has outstanding unsecured note indebtedness, its leverage ratio cannot exceed 5.50 to 1.00 and its senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the credit facility remain unchanged.

Senior Secured Notes.  In April 2007, the Partnership amended its senior note agreement, effective as of March 30, 2007, to (i) provide that if the Partnership’s leverage ratio at the end of any fiscal quarter exceeds certain limitations, it will pay the holders of the note an excess leverage fee based on the daily average outstanding principal balance of the notes during such fiscal quarter multiplied by certain percentages set forth in the senior note agreement; (ii) increase the rate of interest on each note by 0.25% if, at any given time during an acquisition period (as defined in the senior note agreement), the leverage ratio exceeds 5.25 to 1.00; (iii) cause the leverage ratio to shift to a two-tiered structure if the Partnership or its subsidiaries incur unsecured note indebtedness; and (iv) limit its leverage ratio to 5.25 to 1.00 and our senior leverage ratio to 4.25 to 1.00 during periods where the Partnership has outstanding unsecured note indebtedness. The other material items and conditions of the senior note agreement remained unchanged.

The Partnership was in compliance with all debt covenants as of June 30, 2007 and expect to be in compliance with debt covenants for the next twelve months.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2007, is as follows:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Long-term debt	$1,133.8	$4.7	$9.4	$9.4	$20.3	$672.0	$418.0
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	99.9	10.6	20.0	18.4	16.3	16.0	18.6
Unconditional purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total contractual obligations	$1,233.7	$15.3	$29.4	$27.8	$36.6	$688.0	$436.6

The above table does not include any physical or financial purchase contract commitments for natural gas.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of FIN 48.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. While SFAS 157 does not add any new fair value measurements, it is intended to increase consistency and comparability of such measurement. The provisions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115” (SFAS 159) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

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

Interest Rate Risk

The Partnership is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At June 30, 2007, its variable rate debt had a carrying value of $640.0 million which approximated its fair value, and its fixed rate debt had a carrying value of $493.8 million with an approximate fair value of $499.0 million. The Partnership attempts to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt. In addition, the Partnership has entered into two separate interest rate swaps covering principal amounts of $50.0 million each under the credit facility for periods of three years each. The interest rate swaps reduce risk by fixing the three month LIBOR rate over the term of the swap agreement.

In November 2006, the Partnership entered into an interest rate swap that fixed the three month LIBOR rate, prior to credit margin, at 4.95% on $50.0 million of related debt outstanding over the term of the swap agreement which expires on November 30, 2009. The fair value of the interest rate swap at June 30, 2007 was a $0.4 million asset.

In March 2007, the Partnership entered into an interest rate swap that fixed the three month LIBOR rate, prior to credit margin, at 4.875% on $50.0 million of related debt outstanding over the term of the swap agreement which expires on March 31, 2010. The fair value of the interest rate swap at June 30, 2007 was a $0.5 million asset.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

			Hypothetical
	Carrying	Fair	Change in
	Amount	Value(a)	Fair Value
	(In millions)

June 30, 2007	$1,133.8	$1,144.4	$10.6

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase our long-term debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

Approximately 4.5% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, its resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. As of June 30, 2007, the Partnership has hedged approximately 80% of its exposure to natural gas price fluctuations through December 2008. The Partnership also has hedges in place covering at least 80% of the liquid volumes it expects to receive at its south Louisiana assets through the first quarter of 2008; 74% of the liquids at its other assets through the end of 2007 and 80% for the first quarter of 2008.

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

2. Percent of proceeds contracts:  Under these contracts, the Partnership receives a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, margins from these contracts are greater during periods of high liquids prices. The Partnership’s margins from processing cannot become negative under percent of proceeds contracts, but do decline during periods of low NGL prices.

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

For each reporting period, the Partnership records the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period is reported as a gain or loss on derivatives in the statement of operations. In addition, realized gains and losses from settled contracts accounted for as cash flow hedges are recorded in Midstream revenue. As of June 30, 2007, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements and other derivative instruments were a net fair value asset of $3.1 million, excluding the fair value asset of less than $0.1 million associated with the NGL puts. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $6.4 million in the net fair value to a net liability of these contracts as of June 30, 2007 of $3.3 million. The value of the NGL puts would also decrease as a result of an increase in NGLs prices but the Partnership is unable to determine the impact of a 10% price change. The maximum loss on these puts is the remaining fair value for the puts of less than $0.1 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Information about risk factors for the three months ended June 30, 2007 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 9, 2007. The purpose of the meeting was to consider and vote upon the election of three Class III directors as members of the Board of Directors to serve until the Company’s 2010 annual meeting of stockholders or until their respective successors have been duly elected and qualified. The number of shares voted with respect to each nominee was as follows:

	Number of Shares
	For	Withheld
Bryan H. Lawrence	37,830,958	2,889,127
Cecil E. Martin Jr.	40,592,783	127,302
James C. Crain	40,594,631	125,454

All of the nominees were elected to the Board of Directors. Following the Annual Meeting, Barry E. Davis and Robert F. Murchison, having terms expiring in 2008, and Frank M. Burke and Sheldon B. Lubar, having terms expiring in 2009, continued in office.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

3.16		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10.1		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.2*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2007.

CROSSTEX ENERGY, INC.

By:	/s/ William W. Davis
William W. Davis,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

10.1		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.2*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.