Form 10-Q
period 2007-09-30
CROSSTEX ENERGY INC
filed 2007-11-08
CIK 1209821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of October 31, 2007, the Registrant had 46,019,235 shares of common stock outstanding.

Item		Page

DESCRIPTION
PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
3.	Quantitative and Qualitative Disclosures about Market Risk	37
4.	Controls and Procedures	39

PART II — OTHER INFORMATION
1A.	Risk Factors	40
6.	Exhibits	40
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,298	$10,635
Accounts and notes receivable, net:
Trade, accrued revenues and other	395,577	375,972
Fair value of derivative assets	8,822	23,048
Natural gas and natural gas liquids, prepaid expenses and other	25,473	10,574

Total current assets	448,170	420,229

Property and equipment, net of accumulated depreciation of $193,141 and $136,562, respectively	1,373,951	1,107,242
Fair value of derivative assets	1,057	3,812
Intangible assets, net of accumulated amortization of $52,342 and $31,673, respectively	617,857	638,602
Goodwill	25,441	25,396
Other assets, net	10,344	11,417

Total assets	$2,476,820	$2,206,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$408,065	$407,718
Fair value of derivative liabilities	12,130	12,141
Current portion of long-term debt	9,412	10,012
Other current liabilities	67,380	60,449

Total current liabilities	496,987	490,320

Long-term debt	1,207,059	977,118
Deferred tax liability	65,616	66,186
Interest of non-controlling partners in the Partnership	451,220	391,103
Fair value of derivative liabilities	4,071	2,558
Commitments and contingencies	—	—
Stockholders’ equity	251,867	279,413

Total liabilities and stockholders’ equity	$2,476,820	$2,206,698

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Midstream	$926,726	$837,942	$2,721,193	$2,368,907
Treating	15,956	16,643	48,563	46,223
Profit on energy trading activities	587	700	2,180	1,930

Total revenues	943,269	855,285	2,771,936	2,417,060

Operating costs and expenses:
Midstream purchased gas	841,580	778,527	2,503,523	2,210,465
Treating purchased gas	1,617	2,870	6,208	7,359
Operating expenses	32,420	28,080	89,749	72,907
General and administrative	16,886	11,978	45,074	35,354
(Gain) loss on sale of property	2	132	(1,819)	23
(Gain) loss on derivatives	526	(3,605)	(3,969)	(1,839)
Depreciation and amortization	28,042	22,436	78,560	58,225

Total operating costs and expenses	921,073	840,418	2,717,326	2,382,494

Operating income	22,196	14,867	54,610	34,566
Other income(expense):
Interest expense, net	(20,643)	(15,286)	(56,347)	(35,476)
Other income	253	103	521	1,694

Total other income(expense)	(20,390)	(15,183)	(55,826)	(33,782)

Income (loss) before income taxes and interest of non-controlling partners in the Partnership’s net income	1,806	(316)	(1,216)	784
Gain on issuance of Partnership units	—	—	—	18,955
Income tax expense	(1,121)	(670)	(2,714)	(11,242)
Interest of non-controlling partners in the Partnership’s net (income)loss	1,495	2,502	8,377	7,323

Net income before cumulative effect of change in accounting principle	2,180	1,516	4,447	15,820

Cumulative effect of change in accounting principle	—	—	—	170

Net income	$2,180	$1,516	$4,447	$15,990

Net income before cumulative effect of change in accounting principle per common share:
Basic	$0.05	$0.03	$0.10	$0.39

Diluted	$0.05	$0.03	$0.10	$0.38

Cumulative effect of change in accounting principle per common share:
Basic	—	—	—	—

Diluted	—	—	—	—

Net income per common share:
Basic	$0.05	$0.03	$0.10	$0.39

Diluted	$0.05	$0.03	$0.10	$0.39

Weighted average shares outstanding:
Basic	45,996	45,942	45,978	40,896

Diluted	46,655	46,506	46,591	41,379

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2007

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(Unaudited)
	(In thousands, except share amounts)

Balance, December 31, 2006	45,941,187	$463	$263,264	$13,535	$2,151	$279,413
Dividends paid	—	—	—	(31,323)	—	(31,323)
Stock-based compensation	—	—	3,792	—	—	3,792
Net income	—	—	—	4,447	—	4,447
Conversion of restricted stock to common, net of shares withheld for taxes	52,016	—	(769)	—	—	(769)
Proceeds from exercise of stock options	15,000	—	98	—	—	98
Hedging gains or losses reclassified to earnings	—	—	—	—	(1,103)	(1,103)
Adjustment in fair value of derivatives	—	—	—	—	(2,688)	(2,688)

Balance, September 30, 2007	46,008,203	$463	$266,385	$(13,341)	$(1,640)	$251,867

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income	$2,180	$1,516	$4,447	$15,990
Hedging gains or losses reclassified to earnings	(238)	(694)	(1,103)	(337)
Adjustment in fair value of derivatives	(1,514)	3,172	(2,688)	3,886

Comprehensive income	$428	$3,994	$656	$19,539

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$4,447	$15,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,560	58,225
Non-cash stock-based compensation	8,605	6,231
Cumulative effect of change in accounting principle	—	(170)
(Gain) loss on sale of property	(1,819)	23
Deferred tax expense	2,193	11,523
Interest of non-controlling partners in the Partnership’s net income	(8,377)	(7,323)
Non-cash derivatives (gain) loss	2,669	(430)
Amortization of debt issue costs	1,953	2,046
Gain on issuance of Partnership units	—	(18,955)
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue	(19,604)	127,196
Natural gas and natural gas liquids, prepaid expenses	(15,119)	6,094
Accounts payable, accrued gas purchases, and other accrued liabilities	47,882	(124,290)
Fair value of derivatives	1,088	—
Other assets	—	1,069

Net cash provided by operating activities	102,478	77,229

Cash flows from investing activities:
Additions to property and equipment	(328,677)	(203,454)
Assets acquired	—	(569,074)
Proceeds from sale of property	2,977	979

Net cash used in investing activities	(325,700)	(771,549)

Cash flows from financing activities:
Proceeds from borrowings	1,012,000	1,432,639
Payments on borrowings	(782,659)	(1,053,806)
Increase (decrease) in drafts payable	(37,988)	6,155
Debt refinancing and offering costs	(879)	(5,597)
Distributions to non-controlling partners in the Partnership	(28,799)	(25,390)
Common dividends paid	(31,323)	(24,709)
Proceeds from exercise of stock options	98	126
Proceeds from exercise of Partnership unit options	1,590	3,295
Net proceeds from issuance of units of the Partnership	99,942	179,189
Proceeds from issuance of common stock	—	179,722
Restricted units and restricted shares withheld for taxes	(1,097)	—

Net cash provided by financing activities	230,885	691,624

Net increase (decrease) in cash and cash equivalents	7,663	(2,696)
Cash and cash equivalents, beginning of period	10,635	12,904

Cash and cash equivalents, end of period	$18,298	$10,208

Cash paid for interest	$57,925	$31,854
Cash paid for capital expenditure liabilities assumed in assets acquired	—	$28,841

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements
September 30, 2007
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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company and the Partnership each have similar share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of share-based compensation charged to general and administrative expense	$3,034	$2,005	$7,428	$5,423
Cost of share-based compensation charged to operating expense	520	323	1,177	808

Total amount charged to income before cumulative effect of accounting change	$3,554	$2,328	$8,605	$6,231

Interest of non-controlling partners in share-based compensation	$1,246	$788	$2,914	$2,066

Amount of related income tax benefit recognized in income	$855	$571	$2,109	$1,544

CELP Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value

Non-vested, beginning of period	336,504	$31.97
Granted	209,112	35.35
Vested	(34,042)	22.06
Forfeited	(16,145)	25.93

Non-vested, end of period	495,429	$34.28

Aggregate intrinsic value, end of period (in thousands)	$17,082

In July 2007, the Partnership’s executive officers were granted restricted units based on the accomplishment of certain performance targets. The target number of restricted units for all executives of 47,742 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted unit activity for the nine months ended September 30, 2007 reflects 47,742 performance-based restricted unit grants for executive officers based on current performance models. The performance-based restricted units are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted units vest in January 2010.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of vested units during the nine months ended September 30, 2007 was $1.2 million. As of September 30, 2007, there was $8.2 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

CELP Unit Options

The following weighted average assumptions were used for the Black-Scholes option pricing model for grants during the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, L.P. Unit Options Granted:	2007	2006	2007	2006

Weighted average distribution yield	5.75%	5.5%	5.75%	5.5%
Weighted average expected volatility	32.0%	33.0%	32.0%	33.0%
Weighted average risk free interest rate	4.55%	4.80%	4.40%	4.79%
Weighted average expected life	6 years	6 years	6 years	6 years
Weighted average contractual life	10 years	10 years	10 years	10 years
Weighted average fair value of unit options granted	$7.23	$7.88	$6.23	$7.45

A summary of the unit option activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	926,156	$25.70
Granted	347,599	37.30
Exercised	(86,020)	18.45
Forfeited	(59,289)	29.43
Expired	(7,165)	31.24

Outstanding, end of period	1,121,281	$29.62

Options exercisable at end of period	282,199	$27.76
Weighted average contractual term (years) end of period:
Options outstanding	7.9
Options exercisable	7.4
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$6,413
Options exercisable	$1,909

The total intrinsic value of unit options exercised during the nine months ended September 30, 2006 and 2007 was $7.4 million and $1.6 million, respectively. The intrinsic value of units exercised during the three months ended September 30, 2006 and 2007 was $0.4 million and $0.2 million, respectively. The total fair value of options exercised during the nine months ended September 30, 2006 and 2007 was $0.2 million and $0.3 million, respectively. The total fair value of options exercised for the three months ended September 30, 2006 and 2007 was less than $100,000 for both periods. As of September 30, 2007, there was $2.9 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

CEI Restricted Shares

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of restricted share activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted
	Number of	Average Grant-
Crosstex Energy, Inc. Restricted Shares:	Shares	Date Fair Value

Non-vested, beginning of period	751,749	$17.03
Granted	231,610	$29.11
Vested	(75,156)	$14.32
Forfeited	(43,403)	$13.51

Non-vested, end of period	864,800	$20.67

Aggregate intrinsic value, end of period (in thousands)	$32,940

In July 2007, the Partnership’s executive officers were granted restricted shares based on the accomplishment of certain performance targets. The target number of restricted shares for all executives of 55,131 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted share activity for the nine months ended September 30, 2007 reflects 55,131 performance-based restricted share grants for executive officers based on current performance models. The performance-based restricted shares are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted shares vest in January 2010.

The aggregate intrinsic value of shares vested during the nine months ended September 30, 2007 was $2.9 million. As of September 30, 2007, there was $8.3 million of unrecognized compensation costs related to non-vested CEI restricted stock. The cost is expected to be recognized over a weighted average period of 2.3 years.

CEI Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price

Outstanding, beginning of period	120,000	$8.21
Granted	—	—
Exercised	(15,000)	$6.50

Outstanding, end of period	105,000	$8.45

Options exercisable at end of period	7,500	$6.50
Weighted average contractual term (years) end of period	7.2
Aggregate intrinsic value end of period (in thousands)	$3,112

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.2 million and $0.4 million, respectively. As of September 30, 2007 there was $0.1 million of unrecognized compensation costs related to CEI stock options expected to be recognized over a weighted average period of 1.7 years.

(c)	Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006. The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic earnings per share:
Weighted average common shares outstanding	45,996	45,942	45,978	40,896
Diluted earnings per share:
Weighted average common shares outstanding	45,996	45,942	45,978	40,896
Dilutive effect of restricted shares	581	468	531	390
Dilutive effect of exercise of options outstanding	78	96	82	93

Diluted shares	46,655	46,506	46,591	41,379

All outstanding common shares were included in the computation of diluted earnings per common share and 2006 shares have been adjusted to reflect a three-for-one stock split in December 2006.

(d)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Company adopted FIN 48 effective January 1, 2007. There was no impact to the Company’s financial statements as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (SFAS 119) permits entities to choose to measure

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

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

In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders (other than senior subordinated unitholders) and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts it distributes in excess of $0.3125 per unit and 48% of amounts it distributes in excess of $0.375 per unit. Incentive distributions totaling $6.3 million and $5.2 million were earned by the Company as general partner for the three months ended September 30, 2007 and 2006, respectively. Incentive distributions totaling $17.5 million and $14.9 million were earned in the nine month period ended September 30, 2007 and 2006, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

subordinated units (excluding senior subordinated units), and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income allocation for incentive distributions	$6,281	$5,233	$17,545	$14,924
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,491)	(1,024)	(3,822)	(2,508)
2% general partner interest in net loss	(53)	(84)	(279)	(235)

General partner share of net income	$4,737	$4,125	$13,444	$12,181

The Company also owns limited partner common units and limited partner subordinated units in the Partnership. The Company’s share of the Partnership’s net income attributable to its limited partner common and subordinated units was a loss of $1.2 million and a loss of $1.0 million for the three months ended September 30, 2006 and 2007, respectively, and $4.0 million and $5.1 million for the nine months ended September 30, 2006 and 2007, respectively.

(3)	Significant Assets Purchases and Acquisitions

On June 29, 2006, the Partnership acquired certain natural gas gathering pipeline systems and related facilities in the Barnett Shale (the North Texas Gathering (NTG) assets) from Chief Holdings LLC (Chief) for a purchase price of approximately $475.3 million (the Chief Acquisition). The NTG assets include five gathering systems and planned gathering pipelines, located in parts of Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties in Texas. The NTG assets also included a 125 million cubic feet per day carbon dioxide treating plant and compression facilities with 26,000 horsepower. The gas gathering systems consisted of approximately 210 miles of existing gathering pipelines, ranging from four inches to twelve inches in diameter.

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

Pro Forma
Nine Months Ended
September 30, 2006
(Unaudited)

Revenue	$2,431,110
Net income	$14,847
Net income per common share:
Basic	$0.32
Diluted	$0.32
Weighted average shares outstanding:
Basic	46,618
Diluted	47,101

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Long-Term Debt

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2007 and December 31, 2006 were 7.06% and 7.20%, respectively	$725,000	$488,000
Senior secured notes, weighted average interest rate at September 30, 2007 and December 31, 2006 were 6.75% and 6.76%, respectively	491,471	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,216,471	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,207,059	$977,118

Credit Facility.  In September 2007, the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of September 30, 2007, $826.8 million was outstanding under the bank credit facility, including $101.8 million of letters of credit, leaving approximately $358.2 million available for future borrowing.

In April 2007, the Partnership amended its bank credit facility, effective as of March 28, 2007 to increase the maximum permitted leverage ratio for the fiscal quarter ending September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

•	5.25 to 1.00 for fiscal quarters through December 31, 2007;

•	5.00 to 1.00 for any fiscal quarter ending March 31, 2008 through September 2008;

•	4.75 to 1.00 for fiscal quarters ending December 31, 2008 and March 31, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

Additionally, the bank credit facility now provides that (i) if the Partnership or its subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where the Partnership has outstanding unsecured note indebtedness, the Partnership’s leverage ratio cannot exceed 5.50 to 1.00 and the Partnership’s senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the credit facility remained unchanged.

The Partnership is subject to interest rate risk on its bank credit facility and has entered into interest rate swaps to reduce this risk. See Note (5) below for a discussion of interest rate swaps.

Senior Secured Notes.  In April 2007, the Partnership amended the senior note agreement, effective as of March 30, 2007, to (i) provide that if the Partnership’s leverage ratio at the end of any fiscal quarter exceeds certain limitations, the Partnership will pay the holders of the senior secured notes an excess leverage fee based on the daily average outstanding principal balance of the senior secured notes during such fiscal quarter multiplied by certain percentages set forth in the senior note agreement; (ii) increase the rate of interest on each senior secured note by 0.25% if, at any given time during an acquisition period (as defined in the senior note agreement), the leverage ratio exceeds 5.25 to 1.00; (iii) cause the leverage ratio to shift to a two-tiered structure if the Partnership or its subsidiaries incur unsecured note indebtedness; and (iv) limit the Partnership’s leverage ratio to 5.25 to 1.00 and the Partnership’s senior leverage ratio to 4.25 to 1.00 during periods where the Partnership has outstanding unsecured note indebtedness. The other material items and conditions of the senior note agreement remained unchanged.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership was in compliance with all debt covenants as of September 30, 2007 and expects to be in compliance with debt covenants for the next twelve months.

(5)	Derivatives

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. The Partnership has entered into eight interest rate swaps as of September 30, 2007 as shown below:

Trade Date	Term	From	To	Rate	Notional Amounts
					(In thousands)

November 14, 2006	3 years	November 28, 2006	November 30, 2009	4.950%	$50,000
March 13, 2007	3 years	March 30, 2007	March 31, 2010	4.875%	$50,000
July 30, 2007	3 years	August 30, 2007	August 30, 2010	5.070%	$100,000
August 6, 2007	3 years	August 30, 2007	August 30, 2010	4.970%	$50,000
August 9, 2007	2 years	November 30, 2007	November 30, 2009	4.950%	$50,000
August 16, 2007	3 years	October 31, 2007	October 31, 2010	4.775%	$50,000
September 5, 2007	3 years	September 28, 2007	September 30, 2010	4.700%	$50,000
September 11, 2007	3 years	October 31, 2007	October 31, 2010	4.540%	$50,000

					$450,000

Each swap fixes the three month LIBOR rate, prior to credit margin, at the indicated rates for the specified amounts of related debt outstanding over the term of each swap agreement. The Partnership has elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings. Unrealized gains and losses relating to the November 2006 interest rate swap are recorded through the consolidated statement of operations in gain on derivatives over the period hedged.

The components of (gain)/loss on derivatives in the consolidated statements of operations relating to interest rate swaps are (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Change in fair value of derivatives that do not qualify for hedge accounting	$745	$460
Realized gains on derivatives	(180)	(361)
Ineffective portion of derivatives qualifying for hedge accounting	—	—

	$565	$99

No prior year comparisons are listed because interest rate swaps were entered into after September 30, 2006.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$145	$89
Fair value of derivative assets — long-term	9	—
Fair value of derivative liabilities — current	(581)	—
Fair value of derivative liabilities — long-term	(2,726)	—

Net fair value of derivatives	$(3,153)	$89

At September 30, 2007 an unrealized loss of $2.9 million was recorded in accumulated other comprehensive income related to the interest rate swaps.

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

The components of (gain)/loss on derivatives in the consolidated statements of operations, excluding interest rate swaps, are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Change in fair value of derivatives that do not qualify for hedge accounting	$2,248	$(3,335)	$2,172	$(336)
Realized (gains) losses on derivatives	(2,344)	(85)	(6,360)	(1,409)
Ineffective portion of derivatives qualifying for hedge accounting	57	(185)	120	(94)

	$(39)	$(3,605)	$(4,068)	$(1,839)

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of derivative assets and liabilities, excluding interest rate swaps, are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$8,677	$22,959
Fair value of derivative assets — long term	1,048	3,812
Fair value of derivative liabilities — current	(11,549)	(12,141)
Fair value of derivative liabilities — long term	(1,345)	(2,558)

Net fair value of derivatives	$(3,169)	$12,072

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2007 (all gas quantities are expressed in British Thermal Units and all liquid quantities are expressed in gallons). The remaining term of the contracts extend no later than December 2008 for derivatives, excluding third-party on-system financial swaps, and extend to June 2010 for third-party on-system financial swaps. The Partnership’s counterparties to hedging contracts include BP Corporation, Total Gas & Power, Fortis, UBS Energy, Morgan Stanley, Sempra Energy Trading and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Partnership’s derivatives related to third-party producers’ and customers’ gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings.

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Cash Flow Hedges:
Natural gas swaps	15,000	NYMEX less a basis of $0.72 or fixed prices ranging from $7.355 to $10.855	October 2007 — December 2007	$(14)
Natural gas swaps	(2,481,000)	settling against various Inside FERC Index prices	October 2007 — December 2008	2,992

Total natural gas swaps designated as cash flow hedges				$2,978

Liquids swaps	2,452,081	Fixed prices ranging from $0.61 to $1.6275 settling	February 2008 — March 2008	$626
Liquids swaps	(38,061,999)	against Mt. Belvieu Average of daily postings (non-TET)	October 2007 — December 2008	$(7,556)

Total liquids swaps designated as cash flow hedges				$(6,930)

Mark to Market Derivatives:
Swing swaps	793,600	Prices ranging from Inside FERC Index plus $0.01 to Inside FERC Index plus	October 2007	$(32)
Swing swaps	(1,736,000)	$0.085 settling against various Gas Daily Index prices	October 2007	28

Total swing swaps				$(4)

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Physical offset to swing swap transactions	1,736,000	Prices of various Inside FERC Index prices settling against various Gas Daily	October 2007	—
Physical offset to swing swap transactions.	(793,600)	Index prices	October 2007	—

Total physical offset to swing swaps				$—-

Basis swaps	12,357,454	NYMEX less a basis of $0.83 to NYMEX plus a basis of $0.465 or fixed	October 2007 — March 2008	$326
Basis swaps	(13,331,954)	prices ranging from $9.61 to $10.505 settling against various Inside FERC Index prices.	October 2007 — March 2008	419

Total basis swaps				$745

Physical offset to basis swap transactions	4,254,954	Prices ranging from Inside FERC Index less $0.59 to Inside FERC Index plus	October 2007 — December 2007	$(25,139)
Physical offset to basis swap transactions.	(3,934,954)	$0.085 or a fixed price of $9.50 settling against various Inside FERC Index prices	October 2007	25,549

Total physical offset to basis swap transactions				$410

Third party on-system financial swaps	5,336,850	Fixed prices ranging from $5.495 to $11.57 settling against various Inside FERC Index prices	October 2007 — June 2010	$(2,616)

Total third party on-system financial swaps				$(2,616)

Physical offset to third party on-system transactions	(5,336,850)	Fixed prices ranging from $5.545 to $11.62 settling against various Inside FERC Index prices	October 2007 — June 2010	$2,989

Total physical offset to third party on-system swaps				$2,989

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Processing margin (gas) swaps	156,146	Fixed prices ranging from $7.64 to $8.30 settling against various Inside FERC Index prices	October 2007 — December 2007	$(206)

Total processing margin (gas) swaps				$(206)

Processing margin (liquids) swaps	(1,533,832)	Fixed prices ranging from $0.7125 to $1.67 settling against Mt.Belvieu Average of daily postings (non-TET)	October 2007 — December 2007	$(287)

Total processing margin (liquid) swaps				$(287)

Storage swap transactions	92,150	Fixed prices ranging from $7.75 to $9.53 settling	October 2007 — February 2008	$(29)
Storage swap transactions	(374,950)	against various Inside FERC Index prices	October 2007 — February 2008	$34

Total storage swap transactions				$5

Natural gas liquid puts:
Liquid put options (purchased)	20,289,864	Fixed prices ranging from $0.565 to $1.26 settling against Mt. Belvieu Average	October 2007 — December 2007	$1
Liquid put options (sold)	(16,221,005)	Daily Index	October 2007 — December 2007	(1)

Total natural gas liquid puts				$—

Natural gas puts:
Gas put options (sold)	(460,000)	Fixed price of $5.86 settling against Inside FERC Index price	October 2007 — December 2007	$(253)

Total natural gas puts				$(253)

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

Impact of Cash Flow Hedges

Natural Gas

For the nine months ended September 30, 2007 and 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $4.3 million and $3.1 million, respectively. For the three months ended September 30, 2007 and 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $1.6 million and $2.7 million, respectively. As of September 30, 2007, an unrealized derivative fair value net gain of $2.9 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). Of this net amount, a $2.9 million gain is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to October 2007 gas production increased gas revenue by approximately $0.5 million.

Liquids

For the nine months ended September 30, 2007, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by approximately $0.6 million. For the nine months ended September 30, 2006, net gains on cash flow hedge contracts of NGLs increased liquids revenue by approximately $0.8 million. For the three months ended September 30, 2007 and 2006 net losses on cash flow hedge contracts of NGLs decreased liquids revenue by $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2007, an unrealized derivative fair value loss of $6.8 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). As of September 30, 2007, $6.3 million of the fair value loss is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than One Year	One to Two Years	More than Two Years	Total Fair Value

September 30, 2007	$613	$133	$37	$783

(6)	Transactions with Related Parties

The Partnership treats gas for, and purchases gas from, Camden Resources, Inc. (Camden) and treats gas for Erskine Energy Corporation (Erskine) and Approach Resources, Inc. (Approach). All three entities are affiliates of the Partnership by way of equity investments made by Yorktown Energy Partners, IV, L.P. and Yorktown Energy

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Partners V, L.P., in Camden, Erskine and Approach. A director of both CEI and the Partnership is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships.

The table below lists related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Treating Fees
Camden	$568	$635	$1,711	$2,033
Erskine	162	309	688	1,012
Approach	—	—	—	319
Gas Purchases
Camden	$4,955	$7,795	$19,513	$26,500

(7)	Commitments and Contingencies

(a)	Employment Agreements

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership and corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Midstream	Treating	Corporate	Totals
	(In thousands)

Three months ended September 30, 2007:
Sales to external customers	$926,726	$15,956	$—	$942,682
Profit on energy trading activities	587	—	—	587
Purchased gas	(841,580)	(1,617)	—	(843,197)
Operating expenses	(26,345)	(6,075)	—	(32,420)

Segment profit	$59,388	$8,264	$—	$67,652

Intersegment sales	$3,421	$(3,421)	$—	$—
Gain (loss) on derivatives	$(776)	$—	$250	$(526)
Depreciation and amortization	$(23,891)	$(2,958)	$(1,193)	$(28,042)
Capital expenditures (excluding acquisitions)	$91,258	$5,832	$2,077	$99,167
Identifiable assets	$2,202,164	$219,659	$54,997	$2,476,820
Three months ended September 30, 2006:
Sales to external customers	$837,942	$16,643	$—	$854,585
Profit on energy trading activities	700	—	—	700
Purchased gas	(778,527)	(2,870)	—	(781,397)
Operating expenses	(22,782)	(5,298)	—	(28,080)

Segment profit	$37,333	$8,475	$—	$45,808

Intersegment sales	$3,201	$(3,201)	$—	$—
Gain (loss) on derivatives	$3,591	$14	$—	$3,605
Depreciation and amortization	$(17,228)	$(4,355)	$(853)	$(22,436)
Capital expenditures (excluding acquisitions)	$99,565	$15,081	$1,531	$116,177
Identifiable assets	$1,827,059	$199,529	$38,147	$2,064,735
Nine months ended September 30, 2007:
Sales to external customers	$2,721,193	$48,563	$—	$2,769,756
Profit on energy trading activities	2,180	—	—	2,180
Purchased gas	(2,503,523)	(6,208)	—	(2,509,731)
Operating expenses	(72,918)	(16,831)	—	(89,749)

Segment profit	$146,932	$25,524	—	$172,456

Intersegment sales	$10,771	$(10,771)	$—	$—
Gain (loss) on derivatives	$4,082	$(14)	$(99)	$3,969
Depreciation and amortization	$(65,035)	$(10,261)	$(3,264)	$(78,560)
Capital expenditures (excluding acquisitions)	$302,057	$18,846	$4,824	$325,727
Identifiable assets	$2,202,164	$219,659	$54,997	$2,476,820
Nine months ended September 30, 2006:
Sales to external customers	$2,368,907	$46,223	$—	$2,415,130
Profit on energy trading activities	1,930	—	—	1,930
Purchased gas	(2,210,465)	(7,359)	—	(2,217,824)
Operating expenses	(58,504)	(14,403)	—	(72,907)

Segment profit	$101,868	$24,461	$—	$126,329

Intersegment sales	$8,151	$(8,151)	$—	$—
Gain (loss) on derivatives	$1,832	$7	$—	$1,839
Depreciation and amortization	$(44,716)	$(11,017)	$(2,492)	$(58,225)
Capital expenditures (excluding acquisitions)	$176,128	$24,791	$5,299	$206,218
Identifiable assets	$1,827,059	$199,529	$38,147	$2,064,735

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Segment profits	$67,652	$45,808	$172,456	$126,329
General and administrative expenses	(16,886)	(11,978)	(45,074)	(35,354)
Gain (loss) on derivatives	(526)	3,605	3,969	1,839
Gain (loss) on sale of property	(2)	(132)	1,819	(23)
Depreciation and amortization	(28,042)	(22,436)	(78,560)	(58,225)

Operating income	$22,196	$14,867	$54,610	$34,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership has two industry segments, Midstream and Treating, with a geographic focus along the Texas gulf coast, in the north Texas Barnett Shale area and in Mississippi and Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, as well as providing certain producer services, while the Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the nine months ended September 30, 2007, 84% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its operations because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas or NGLs for a fee. The Partnership buys and sells most of its natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. As explained under “Commodity Price Risk” below, it enters into financial instruments to reduce volatility in gross margin due to price fluctuations.

During the past five years, the Partnership has grown significantly as a result of construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2003 through September 30, 2007, it has invested $2.1 billion to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

The Partnership’s Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities and the volumes of natural gas liquids handled at its fractionation facilities. Treating segment margins are largely a function of the number and size of treating plants as well as fees earned for removing impurities at a non-operated processing plant. The Partnership generates revenues from five primary sources:

•	purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•	processing natural gas at its processing plants and fractionating and marketing the recovered NGLs;

•	treating natural gas at its treating plants;

•	recovering carbon dioxide and NGLs at a non-operated processing plant; and

•	providing compression and processing services

•	providing off-system marketing services for producers.

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

The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 28% and 31%, including the Seminole plant, of the operating income in the Treating division for the nine months ended September 30, 2007 and 2006, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 48% and 51% of the operating income in the Treating division for the nine months ended September 30, 2007 and 2006, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 24% and 18% of the operating income in the Treating division for the nine months ended September 30, 2007 and 2006, respectively.

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

On June 29, 2006, the Partnership acquired the natural gas gathering pipeline systems and related facilities in the Barnett Shale (the North Texas Gathering (NTG) assets) from Chief Holdings LLC for $475.3 million. The NTG assets included five gathering systems and planned gathering pipelines located in Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson counties, all of which are located in Texas. The acquired assets also include a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At closing, approximately 160,000 net acres previously owned by Chief and acquired by Devon simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, the Partnership began expanding its north Texas pipeline gathering system. Since the date of acquisition through September 30, 2007, the Partnership connected approximately 235 new wells to its gathering system and increased the dedicated acres owned by other producers by approximately

42,000 net acres. In addition, it has a total of 75,000 horsepower of compression to handle the increased volumes and provide low-pressure gathering service. The Partnership also added three processing plants totaling 285,000 Mcf/d of processing capacity, and two 30,000 Mcf/d dew point control plants (JT plants) in order to remove hydrocarbon liquids from growing gas streams. The Partnership has also installed two 40 gallon per minute and one 100 gallon per minute amine treating facilities to provide carbon dioxide removal. The Partnership has increased total throughput on this gathering system from approximately 115 MMcf/d at the time of acquisition to 369 MMcf/d for the month of September 2007. These assets and the gathering assets being built in the area are referred to as the North Texas Gathering (NTG) assets.

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

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Midstream revenues	$926.7	$837.9	$2,721.2	$2,368.9
Midstream purchased gas	(841.6)	(778.5)	(2,503.5)	(2,210.5)
Profit on energy trading activities	0.6	0.7	2.2	1.9

Midstream gross margin	85.7	60.1	219.9	160.3

Treating revenues	16.0	16.6	48.6	46.2
Treating purchased gas	(1.6)	(2.8)	(6.3)	(7.3)

Treating gross margin	14.4	13.8	42.3	38.9

Total gross margin	$100.1	$73.9	$262.2	$199.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,332,000	1,396,000	1,993,000	1,361,000
Processing	2,156,000	2,151,000	2,079,000	2,029,000
Producer services	92,000	95,000	95,000	152,000
Plants in service at end of period	195	176	195	176

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $85.7 million for the three months ended September 30, 2007 compared to $60.1 million for the three months ended September 30, 2006, an increase of $25.6 million, or 42.6%. The increase was primarily due to a favorable processing environment for natural gas liquids combined with increased throughput on the gathering and transportation assets due to system expansion projects. Profit on energy trading activities showed only a slight decrease for the comparative period.

Crosstex acquired the North Texas Gathering (NTG) assets from Chief in June 2006. These assets combined with the North Texas Pipeline (NTPL) and related facilities contributed $15.2 million of gross margin growth during the three months ended September 30, 2007 over the same period in 2006. The NTPL and NTG assets accounted for $12.6 million of this increase. The processing facilities in the region contributed an additional $2.6 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $5.9 million during the third quarter of 2007 over the same period in 2006. The Plaquemine and Gibson plant group contributed margin growth of $2.7 million due to a favorable gas processing environment. Volume increases on the Mississippi system contributed gross margin growth of $2.4 million. Decreased residue pricing led to a $0.9 million decline in gross margin on the Gregory Gathering system.

Treating gross margin was $14.4 million for the three months ended September 30, 2007 compared to $13.8 million in the same period in 2006, an increase of $0.6 million, or 4.1%. Treating plants, dew point control plants, and related equipment in service increased from 176 plants at September 30, 2006 to 195 plants at September 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory, partially offset by the fact that plants put in service were generally smaller on average in 2007 than in 2006.

Operating Expenses.  Operating expenses were $32.4 million for the three months ended September 30, 2007 compared to $28.1 million for the three months ended September 30, 2006, an increase of $4.3 million, or 15.5%. The $4.3 million increase in operating expenses primarily relates to the NTPL, the NTG assets and the north Louisiana operations expansion. Operating expenses included $0.5 million of stock-based compensation expense for the three months ended September 30, 2007 compared to $0.3 million of stock-based compensation expense for the three months ended September 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $16.9 million for the three months ended September 30, 2007 compared to $12.0 million for the three months ended September 30, 2006, an increase of $4.9 million, or 41.0%. Additions to headcount associated with the requirements of the NTG assets, NTPL and the expansion in north Louisiana accounted for the majority of the increase. General and administrative expenses included stock-based compensation expense of $3.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively.

Gain/Loss on Derivatives.  The Partnership had a loss on derivatives of $0.5 million for the three months ended September 30, 2007 compared to a gain of $3.6 million for the three months ended September 30, 2006. The loss in 2007 includes a loss of $0.6 million associated with processing margin hedges (including $0.5 million of realized losses) and a net loss of $0.6 million associated with its interest rate swaps (including $0.2 million of realized gains). These losses were partially offset by a net gain of $0.5 million associated with basis swaps (including $2.1 million of realized gains) and net gains of $0.2 million related to third-party on-system and storage financial transactions (including $0.7 of realized gains). The gain in 2006 includes a gain of $1.1 million on puts acquired in 2005 related to the acquisition of the south Louisiana processing assets, a gain of $1.1 million associated with basis swaps and gains of $1.4 million related to storage and third-party on-system financial transactions and ineffectiveness.

Depreciation and Amortization.  Depreciation and amortization expenses were $28.0 million for the three months ended September 30, 2007 compared to $22.4 million for the three months ended September 30, 2006, an increase of $5.6 million, or 25.0%. Midstream depreciation and amortization increased $3.5 million due to the NTPL, NTG and north Louisiana expansion project assets. The remaining $2.1 million increase was related to Treating and other assets.

Interest Expense.  Interest expense was $20.6 million for the three months ended September 30, 2007 compared to $15.3 million for the three months ended September 30, 2006, an increase of $5.4 million, or 35.0%. The increase relates primarily to an increase in debt outstanding as a result of the NTPL, NTG and north Louisiana expansion project assets and other growth projects.

Income taxes.  Income tax expense was $1.1 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006, an increase of $0.5 million. We do not expect to have a current tax liability in 2007 due to the availability of our net operating loss carryforward.

Interest of Non-Controlling Partners in the Partnership’s Net Income/Loss.  The interest of non-controlling partners in the Partnership’s net income decreased by $1.0 million to a loss of $1.5 million for the three months ended September 30, 2007 compared to a loss of $2.5 million for the three months ended September 30, 2006 due to the changes shown in the following table (in thousands):

	For the Three Months
	Ended September 30,
	2007	2006

Net income (loss) for the Partnership	$2,130	$20
(Income) allocation to CEI for the general partner incentive distributions	(6,281)	(5,233)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1,491	1,024
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	53	84

Net income (loss) allocable to limited partners	(2,607)	(4,105)
Less: CEI’s share of net (income) loss allocable to limited partners	976	1,562
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V	136	41

Non-controlling partners’ share of Partnership net loss	$(1,495)	$(2,502)

The general partner incentive distributions increased between these three-month periods due to an increase in the distribution amounts per unit and due to an increase in the number of common units outstanding.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $219.9 million for the nine months ended September 30, 2007 compared to $160.3 million for the nine months ended September 30, 2006, an increase of $59.5 million, or 37.1%. The increase was primarily due to a favorable processing environment for natural gas liquids combined with increased throughput on the gathering and transportation assets due to system expansion projects. Profit on energy trading activities showed only a slight increase for the comparative period.

Crosstex acquired the North Texas Gathering (NTG) assets from Chief in June 2006. These assets combined with the North Texas Pipeline (NTPL) and related facilities contributed $46.2 million of gross margin growth during the nine months ended September 30, 2007 over the same period in 2006. The NTG and NTPL assets accounted for $26.4 million and $13.5 million of this increase, respectively. The processing facilities in the region contributed an additional $6.3 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $8.8 million during the first nine months of 2007 over the same period in 2006. Volume increases on the Mississippi system contributed gross margin growth of $3.0 million. The Eastern region plant group contributed margin growth of $1.6 million due to a favorable gas processing environment. Decreased residue pricing led to a decline in gross margin of $0.7 million on the Gregory Gathering system.

Treating gross margin was $42.3 million for the nine months ended September 30, 2007 compared to $38.9 million for the same period in 2006, an increase of $3.5 million, or 9%. Treating plants, dew point control plants, and related equipment in service increased from 176 plants at September 30, 2006 to 195 plants at September 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory, partially offset by the fact that plants put in service were generally smaller on average in 2007 than in 2006.

Operating Expenses.  Operating expenses were $89.7 million for the nine months ended September 30, 2007 compared to $72.9 million for the nine months ended September 30, 2006, an increase of $16.8 million, or 23.1%. The increase in operating expenses primarily reflects the operations of the NTPL, the NTG assets and the north Louisiana expansion. Operating expenses included $1.2 million of stock-based compensation expense for the nine months ended September 30, 2007 compared to $0.8 million of stock-based compensation expense for the nine months ended September 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $45.1 million for the nine months ended September 30, 2007 compared to $35.4 million for the nine months ended September 30, 2006, an increase of $9.7 million, or 27.5%. Additions to headcount associated with the requirements of the NTPL, the NTG assets and the expansion in north Louisiana accounted for the majority of the increase. General and administrative expenses included stock-based compensation expense of $7.4 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. Consulting fees and system enhancement costs contributed $2.5 million to the increase in comparative periods.

Gain/Loss on Derivatives.  The Partnership had a gain on derivatives of $4.0 million for the nine months ended September 30, 2007 compared to a gain of $1.8 million for the nine months ended September 30, 2006. The gain in 2007 includes a net gain of $5.7 million associated with basis swaps (including $4.9 million of realized gains) and net gains of $0.4 million associated with third-party on-system and storage financial transactions (including $2.1 million of realized gains). These gains were partially offset by a loss of $0.8 million on puts acquired in 2005 related to the acquisition of the south Louisiana assets, losses of $1.1 million associated with processing margin hedges (including $0.6 million of realized losses) and losses of $0.2 million related to interest rate swaps and ineffectiveness. The gain in 2006 includes a gain of $2.3 million on storage financial transactions, a gain of $1.4 million associated with third-party on-system financial transactions and gains of $0.8 million related to our basis swaps and ineffectiveness partially offset by a loss of $2.7 million on puts acquired in 2005 related to the acquisition of the south Louisiana processing assets.

Gain/Loss on Sale of Property.  Assets sold during the nine months ended September 30, 2007 generated a net gain of $1.8 million as compared to a net loss of less than $0.1 million during the nine months ended September 30, 2006. Disposition of unused catalyst material generated $1.0 million of the gain and $1.0 million relates to the sale of a treating plant offset by losses of $0.2 million on disposition of other treating equipment.

Depreciation and Amortization.  Depreciation and amortization expenses were $78.6 million for the nine months ended September 30, 2007 compared to $58.2 million for the nine months ended September 30, 2006, an increase of $20.3 million, or 34.9%. Midstream depreciation and amortization increased $16.0 million due to the NTPL, NTG and north Louisiana expansion project assets. The remaining $4.3 million increase was related to Treating and other assets.

Interest Expense.  Interest expense was $56.3 million for the nine months ended September 30, 2007 compared to $35.5 million for the nine months ended September 30, 2006, an increase of $20.9 million, or 58.8%. The increase relates primarily to an increase in debt outstanding as a result of the NTPL, NTG and north Louisiana expansion project assets and other growth projects and higher interest rates between nine-month periods (weighted average rate of 7.0% in 2007 compared to 6.8% in 2006).

Other Income.  Other income was $0.5 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006. In 2006 the Company collected $1.6 million in excess of the carrying value of the Enron account receivable net of the allowance.

Income Taxes.  Income tax expense was $2.7 million for the nine months ended September 30, 2007 compared to $11.2 million for the nine months ended September 30, 2006, a decrease of $8.5 million due to the deferred tax provision on the gain on issuance of units of the Partnership. We do not expect to have a current tax liability in 2007 due to the availability of our net operating loss carryforward.

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net loss increased by $1.1 million to a loss of $8.4 million for the nine months ended

September 30, 2007 compared to a loss of $7.3 million for the nine months ended September 30, 2006 due to the changes shown in the following table (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Net income (loss) for the Partnership	$(258)	$684
(Income) allocation to CEI for the general partner incentive distribution	(17,545)	(14,924)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	3,822	2,508
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	279	235

Net income (loss) allocable to limited partners	(13,702)	(11,497)
Less: CEI’s share of net (income) loss allocable to limited partners	5,139	3,951
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V	186	223

Non-controlling partners’ share of Partnership net income (loss)	$(8,377)	$(7,323)

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

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $102.5 million for the nine months ended September 30, 2007 compared to cash provided by operations of $77.2 million for the nine months ended September 30, 2006. Income before non-cash income and expenses was $88.2 million in 2007 and $67.2 million in 2006. Changes in working capital provided $14.2 million in cash flows from operating activities in 2007 and provided $10.1 million in cash flows from operating activities in 2006.

Net cash used in investing activities was $325.7 million and $771.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash invested in Midstream assets for the nine months ended September 30, 2007 was $310.0 million compared to $708.5 million for the same time period in 2006, including $475.4 million related to the acquisition of assets from Chief in 2006. Net cash invested in Treating assets for the nine months ended September 30, 2007 was $18.6 million compared to $60.7 million for the same period in 2006 including $51.5 million related to the acquisition of Hanover assets in 2006.

Net cash provided by financing activities was $230.9 million for the nine months ended September 30, 2007 compared to $691.6 million provided by financing activities for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 30, 2007 included $99.9 million from net proceeds from the Partnership’s issuance of senior subordinated series D units and net bank borrowings of $229.3 million. Net cash provided by financing activities for the nine months ended September 30, 2006 included net proceeds from issuance of common stock of $179.7 million, net proceeds from issuance of Partnership units of $179.2 million, net borrowings under the amended credit facility of $78.0 million and net borrowings under the Partnerships senior secured notes of $300.9 million. Dividends paid totaled $31.3 million for the period ended September 30, 2007 as compared to $24.7 million for the period ended September 30, 2006. Distributions to non-controlling partners totaled $28.8 million for the period ended September 30, 2007 compared to $25.4 million for the period ended September 30, 2006. Drafts payable decreased by $38.0 million for the nine months ended September 30, 2007 as compared to an increase in drafts payable of $6.2 million for the nine months ended September 30, 2006. In order to reduce interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility.

Working Capital Deficit.  We had a working capital deficit of $48.8 million as of September 30, 2007, primarily due to accounts payable of $68.0 million and accrued liabilities of $62.3 million, including $22.0 million attributable to accrued property development costs. As discussed in “Cash Flows” above, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. The Partnership borrows money under its $1.2 billion credit facility to fund checks as they are presented. As of September 30, 2007, the Partnership had approximately $358.2 million of available borrowing capacity under this facility.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2007.

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

The Partnership believes that cash generated from operations will be sufficient to meet its present quarterly distribution level of $0.59 per quarter and to fund a portion of its anticipated capital expenditures through September 30, 2008. Total capital expenditures are estimated to be approximately $82.0 million for the remainder of 2007. The Partnership expects to fund the remaining capital expenditures from the proceeds of borrowings under the revolving credit facility discussed below. The Partnership’s ability to pay distributions to its unit holders and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond its control.

Indebtedness

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2007 and December 31, 2006 were 7.06% and 7.20%, respectively	$725,000	$488,000
Senior secured notes, weighted average interest rate at September 30, 2007 and December 31, 2006 were 6.75% and 6.76%, respectively	491,471	498,530
Note payable to Florida Gas Transmission Company		600

	1,216,471	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,207,059	$977,118

Credit Facility.  In September 2007 the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of September 30, 2007, $826.8 million was outstanding under the bank credit facility, including $101.8 million of letters of credit, leaving approximately $358.2 million available for future borrowing.

In April 2007, the Partnership amended its bank credit facility, effective as of March 28, 2007, to increase the maximum permitted leverage ratio for the fiscal quarter ended September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

•	5.25 to 1.00 for fiscal quarters through December 31, 2007;

•	5.00 to 1.00 for any fiscal quarter ending March 31, 2008 through September 2008;

•	4.75 to 1.00 for fiscal quarters ending December 31, 2008 and March 31, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

Additionally, the bank credit facility now provides (i) if the Partnership or its subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where the Partnership has outstanding unsecured note indebtedness, its leverage ratio cannot exceed 5.50 to 1.00 and its senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the bank credit facility remain unchanged.

Senior Secured Notes.  In April 2007, the Partnership amended its senior note agreement, effective as of March 30, 2007, to (i) provide that if the Partnership’s leverage ratio at the end of any fiscal quarter exceeds certain limitations, it will pay the holders of the senior secured notes an excess leverage fee based on the daily average outstanding principal balance of the senior secured notes during such fiscal quarter multiplied by certain percentages set forth in the senior note agreement; (ii) increase the rate of interest on each senior secured note by 0.25% if, at any given time during an acquisition period (as defined in the senior note agreement), the leverage ratio exceeds 5.25 to 1.00; (iii) cause the leverage ratio to shift to a two-tiered structure if the Partnership or its subsidiaries incur unsecured note indebtedness; and (iv) limit its leverage ratio to 5.25 to 1.00 and our senior leverage ratio to 4.25 to 1.00 during periods where the Partnership has outstanding unsecured note indebtedness. The other material items and conditions of the senior note agreement remained unchanged.

The Partnership was in compliance with all debt covenants as of September 30, 2007 and expect to be in compliance with debt covenants for the next twelve months.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2007, is as follows:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Long-term debt	$1,216.5	$2.4	$9.4	$9.4	$20.3	$757.0	$418.0
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	99.8	6.1	22.3	19.3	17.0	16.2	18.9
Unconditional purchase obligations	39.6	21.6	18.0	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total contractual obligations	$1,355.9	$30.1	$49.7	$28.7	$37.3	$773.2	$436.9

The above table does not include any physical or financial purchase contract commitments for natural gas.

Recent Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. We adopted FIN 48 effective January 1, 2007. There was no impact to our financial statements as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (SFAS 119) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

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

Interest Rate Risk

The Partnership is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 2007, its variable rate debt had a carrying value of $725.0 million which approximated its fair value, and the Partnership’s fixed rate debt had a carrying value of $491.5 million with an approximate fair value of $496.7 million. The Partnership attempts to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt. In addition, the Partnership it has entered into interest rate swaps covering a principal amount of $450.0 million under the credit facility for periods of three years each (with the exception of one swap with a term of two years). The interest rate swaps reduce risk by fixing the three month LIBOR rate over the term of the swap agreement.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

			Hypothetical
	Carrying	Fair	Change in
	Amount	Value(a)	Fair Value
		(In millions)

September 30, 2007	$1,216.5	$1,224.4	$7.9

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase existing long-term debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

Approximately 4.4% of the natural gas marketed by the Partnership is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. As of September 30, 2007, the Partnership has hedged approximately 80% of its exposure to natural gas price fluctuations through December 2008. The Partnership also has hedges in place covering approximately 80% of the liquid volumes it expects to receive at its south Louisiana assets through May 2008; 40% for June, July, November and December of 2008; and 20% for August through October 2008. Other Partnership assets have hedges in place covering approximately 75% of the liquid volumes through the end of 2007, 80% for January through October 2008 and 40% for November and December of 2008.

Another price risk faced by the Partnership is the risk of mismatching volumes of gas bought or sold on a monthly price versus volumes bought or sold on a daily price. The Partnership enters each month with a balanced book of gas bought and sold on the same basis. However, it is normal to experience fluctuations in the volumes of gas bought or sold under either basis, which leave short or long positions that must be covered. The Partnership uses financial swaps to mitigate the exposure at the time it is created to maintain a balanced position.

The Partnership has commodity price risk associated with its processed volumes of natural gas. It currently processes gas under four main types of contractual arrangements:

1. Keep-whole contracts:  Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) in processing. Margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. The Partnership controls risk on current keep-whole contracts primarily through its ability to bypass processing when it is not profitable.

2. Percent of proceeds contracts:  Under these contracts, te Partnership receives a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, margins from these contracts are greater during periods of high liquids prices. Margins from processing cannot become negative under percent of proceeds contracts, but will decline during periods of low NGL prices.

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

The Partnership’s primary commodity risk management objective is to reduce volatility in cash flows. They maintain a Risk Management Committee, including members of senior management, which oversees all hedging activity. They enter into hedges for natural gas and NGLs using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by the Risk Management Committee.

The use of financial instruments may expose the Partnership to the risk of financial loss in certain circumstances, including instances when (1) sales volumes are less than expected requiring market purchases to meet commitments or (2) counterparties fail to purchase the contracted quantities of natural gas or otherwise fail to perform. To the extent that the Partnership engages in hedging activities it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against unfavorable changes in such prices.

The Partnership manages price risk related to future physical purchase or sale commitments for producer services activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance future commitments and significantly reduce the Partnership’s risk to the movement in natural gas prices. However, it is subject to counterparty risk for both the physical and financial contracts. The Partnership accounts for certain of its producer services natural gas marketing activities as energy trading contracts or derivatives. These energy-trading contracts are recorded at fair value with changes in fair value reported in earnings. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to producer services natural gas marketing activities are recognized in earnings as profit or loss on energy trading contracts immediately.

For each reporting period, the Partnership records the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period is reported as profit or loss on energy trading contracts in the statement of operations. In addition, realized gains and losses from settled contracts accounted for as cash flow hedges are recorded in Midstream revenue. As of September 30, 2007, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments had a fair value of a net liability of $3.2 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $8.3 million in the net fair value to a net liability of these contracts as of September 30, 2007 of $11.5 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Information about risk factors for the three months ended September 30, 2007 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

3.16		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10.1		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.3		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.4		—	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10.5		—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy,L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2007.

CROSSTEX ENERGY, INC.

By:	/s/ William W. Davis
William W. Davis,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.12	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10.1	—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2	—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).

Number			Description

10.3		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.4		—	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10.5		—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.