Form 10-K
period 2007-12-31
CROSSTEX ENERGY INC
filed 2008-02-29
CIK 1209821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $902,981,774 on June 29, 2007, based on $28.73 per share, the closing price of the Common Stock as reported on the NASDAQ Global Select Market on such date.

At February 16, 2008, there were 46,317,703 shares of common stock outstanding.

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

CROSSTEX ENERGY, INC.

Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids, or NGLs. These partnership interests consist of the following:

•	16,414,830 common units representing an aggregate 36% limited partner interest in the Partnership; and

•	100% ownership interest in Crosstex Energy GP, L.P., the general partner of the Partnership, which owns a 2.0% general partner interest and all of the incentive distribution rights in the Partnership.

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

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended March 31, 2003 (its first full quarter of operations after its initial public offering) to $0.61 per unit for the quarter ended December 31, 2007. As a result, our distributions from the Partnership pursuant to our ownership of common units and subordinated units have increased from $2.5 million for the quarter ended March 31, 2003 to $6.1 million for the quarter ended December 31, 2007; our distributions pursuant to our 2% general partner interest have increased from $74,000 to $0.5 million; and our distributions pursuant to our incentive distribution rights have increased from zero to $7.3 million during this period. The senior subordinated series C units did not receive distributions until they converted to common units in February 2008. As a result, we have increased our dividend from $0.10 per share for the quarter ended March 31, 2004 (giving effect to our three-for-one stock split on December 15, 2006) to $0.26 per share for the quarter ended December 31, 2007.

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

Our ability to pay dividends is limited by the Delaware General Corporation Law, which provides that a corporation may only pay dividends out of existing “surplus,” which is defined as the amount by which a corporation’s net assets exceeds its stated capital. While our ownership of the general partner and the common units of the Partnership are included in our calculation of net assets, the value of these assets may decline to a level where we have no “surplus,” thus prohibiting us from paying dividends under Delaware law.

The Partnership’s strategy is to increase distributable cash flow per unit by making accretive acquisitions of assets that are essential to the production, transportation and marketing of natural gas and natural gas liquids, or NGLs, improving the profitability of its assets by increasing their utilization while controlling costs; accomplishing economies of scale through new construction or expansion opportunities in its core operating areas and maintaining financial flexibility to take advantage of opportunities. If the Partnership is successful in implementing this strategy, we believe the total amount of cash distributions it makes will increase and our share of those distributions will also increase. Under its current capital structure, each $0.01 per unit increase in distributions by the Partnership increases its total quarterly distribution by $827,000 and we would receive $578,000 or 70% of that increase.

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

CROSSTEX ENERGY, L.P.

Crosstex Energy, L.P., is an independent midstream energy company engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. It connects the wells of natural gas producers in its market areas to its gathering systems, treats natural gas to remove impurities to ensure that it meets pipeline quality specifications, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. It purchases natural gas from natural gas producers and other supply points and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. It operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. In addition, it purchases natural gas from producers not connected to its gathering systems for resale and sells natural gas on behalf of producers for a fee.

The Partnership has two operating segments, Midstream and Treating. The Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, while the Treating division focuses on the removal of impurities from natural gas to meet pipeline quality specifications. The primary Midstream assets include over 5,000 miles of natural gas gathering and transmission pipelines, 12 natural gas processing plants and four fractionators. The gathering systems consist of a network of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The transmission pipelines primarily receive natural gas from the Partnership’s gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The processing plants remove NGLs from a natural gas stream and the Partnership’s fractionators separate the NGLs into separate NGL products, including ethane, propane, iso- and normal butanes and natural gasoline. The primary Treating assets include approximately 225 natural gas amine-treating plants and 55 dew point control plants. The Partnership’s natural gas treating plants remove carbon dioxide and hydrogen sulfide from natural gas prior to delivering the gas into pipelines to ensure that it meets pipeline quality specifications. See Note 16 to the consolidated financial statements for financial information about these operating segments.

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

/d = per day
Bcf = billion cubic feet
Btu = British thermal units
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
NGL = natural gas liquid

Capacity volumes for the Partnership’s facilities are measured based on physical volume and stated in cubic feet (Bcf, Mcf or MMcf). Throughput volumes are measured based on energy content and stated in British thermal units (Btu or MMBtu). A volume capacity of 100 MMcf generally correlates to volume throughput of 100,000 MMBtu.

Business Strategy

The Partnership’s strategy is to increase distributable cash flow per unit by accomplishing economies of scale through new construction or expansion in core operating areas, such as its expansion projects located in north Louisiana and north Texas as discussed in “Recent Acquisitions and Expansion” below; improving the profitability of its assets by increasing its utilization while controlling costs; making accretive acquisitions of assets that are essential to the production, transportation and marketing of natural gas and NGLs; and maintaining financial flexibility to take advantage of opportunities. The Partnership believes the expanded scope of its operations, combined with a continued high level of drilling in its principal geographic areas, should present opportunities for continued expansion in existing areas of operation as well as opportunities to acquire or develop assets in new geographic areas that may serve as a platform for future growth. Key elements of our strategy include the following:

•	Undertaking construction and expansion opportunities (“organic growth”). The Partnership leverages its existing infrastructure and producer and customer relationships by constructing and expanding systems to meet new or increased demand for gathering, transmission, treating, processing and marketing services. In April 2006, the Partnership completed construction and commenced operations on the 133-mile north Texas pipeline, or NTP, to transport gas from the Barnett Shale. In the second quarter of 2007, the Partnership expanded the transportation capacity on the NTP from approximately 250 MMcf/d to a total capacity of approximately 375 MMcf/d, and in September 2007, the Partnership increased its north Texas processing capacity to a total of approximately 285 MMcf/d with the addition of a 200 MMcf/d cryogenic processing plant, referred to as the Silver Creek plant. The Partnership continues its buildout of its north Texas facilities in response to the increased producer activity in this area. The Partnership is currently constructing a 29-mile natural gas gathering pipeline in north Johnson County, Texas, which it plans to complete in the second quarter of 2008. In April 2007, the Partnership also completed construction and commenced operation of a major expansion of the LIG system in north Louisiana that has a total transportation capacity of approximately 250 MMcf/d. The Partnership continues to pursue organic growth opportunities in Texas, Louisiana and elsewhere. In 2008, the Partnership has budgeted approximately $250 million for various construction and expansion projects planned for 2008, although it is possible that not all of these planned projects will be commenced or completed in 2008.

•	Pursuing accretive acquisitions. The Partnership intends to use its acquisition and integration experience to continue to make strategic acquisitions of midstream and treating assets that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion of the acquired asset. The Partnership pursues acquisitions that it believes will add to existing core areas in order to capitalize on its existing infrastructure, personnel and producer and consumer relationships. The Partnership also examines opportunities to establish new core areas in regions with significant natural gas reserves and high levels of drilling activity or with growing demand for natural gas, primarily through the acquisition or development of key assets that will serve as a platform for further growth. The Partnership established core areas through the acquisition and consolidation of its south Texas assets in 2001 through 2003 and the acquisition of the LIG Pipeline Company and subsidiaries, which we collectively refer to as LIG, in 2004, and the acquisition of the south Louisiana processing business from El Paso Corporation, or El Paso, in 2005. In 2006, the Partnership established a new core area in north Texas by adding the natural gas gathering pipeline systems and related facilities acquired from Chief Holdings LLC, or Chief, to its NTP and other operations in the Barnett Shale area.

•	Improving existing system profitability. After the Partnership constructs or acquires a new system, it begins an aggressive effort to market services directly to both producers and end users in order to connect new supplies of natural gas, improve margins and more fully utilize the system’s capacity. As part of this process, the Partnership focuses on providing a full range of services to producers and end users, including supply aggregation, transportation and hedging, which the Partnership believes provides a competitive advantage

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

Recent Acquisitions and Expansion

North Texas Assets.  The Partnership’s NTP, which commenced service in April 2006, consists of a 133-mile pipeline and associated gathering lines from an area near Fort Worth, Texas to a point near Paris, Texas. The initial capacity of the NTP was approximately 250 MMcf/d. In 2007, it expanded the capacity on the NTP to a total of approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos and other markets. The Partnership is planning to interconnect the NTP with a new interstate gas pipeline to be constructed by Midcontinent Express Pipeline LLC and known as the Midcontinent Express Pipeline. The Midcontinent Express Pipeline is expected to be in service in March 2009. As of December 2007, the total throughput on the NTP was approximately 290,000 MMBtu/d. The NTP also will interconnect with a new intrastate gas pipeline to be constructed by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline. The Partnership has committed to contract for 150,000 MMBtu/d for ten years of firm transportation capacity on the Gulf Crossing Pipeline when it commences service, which is expected in the fourth quarter of 2008. The Gulf Crossing Pipeline and the Midcontinent Express Pipeline will provide customers access to premium midwest and east coast markets.

On June 29, 2006, the Partnership expanded its operations in the north Texas area through its acquisition of the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.3 million. The acquired systems, which is referred to in conjunction with the NTP and other facilities in the area as the Partnership’s north Texas assets, included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that acquisition, approximately 160,000 net acres previously owned by Chief and acquired by Devon Energy Corporation, or Devon, simultaneously with its acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, the Partnership began expanding its north Texas pipeline gathering system. Since the date of the acquisition through December 31, 2007, the Partnership connected 286 new wells to its gathering system and increased the dedicated acreage owned by other producers. In addition, the Partnership has a total of 90,000 horsepower of compression to handle the increased volumes and provide low pressure gathering service. In September 2007, the Partnership increased processing capacity in the area by constructing a 200 MMcf/d cryogenic processing plant, referred to as the Silver Creek plant, in addition to its 55 MMcf/d cryogenic processing plant, referred to as the Azle plant, and its 30 MMcf/d processing plant, known as the Goforth plant. The Partnership has also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability. As of December 2007, the capacity of the Partnership’s north Texas gathering system was approximately 668 MMcf/d and total throughput on its north Texas gathering systems had increased from approximately 115,000 MMBtu/d at the time of the Chief acquisition to approximately 525,000 MMBtu/d for the month of December 2007.

The Partnership is currently constructing a new 29-mile natural gas gathering pipeline in north Johnson County, Texas, to provide greater takeaway capacity to natural gas producers in the Barnett Shale. The system will include low pressure and high pressure gathering pipelines with an estimated capacity of approximately 400 MMcf/d when all phases of the pipeline are complete, which is planned for the second quarter of 2008. The initial phase of this project was completed in September 2007 and the facilities were transporting approximately 83,000 MMBtu/d in the fourth quarter of 2007.

North Louisiana Expansion Project.  In April 2007, the Partnership completed construction and commenced operations on its north Louisiana expansion, which is an extension of its LIG system, designed to increase take-away pipeline capacity to the producers developing natural gas in the fields south of Shreveport, Louisiana. The north Louisiana expansion consists of approximately 63 miles of 24” mainline with 9 miles of 16” gathering lateral pipeline and 10,000 horsepower of new compression. The capacity of the expansion is approximately 240 MMcf/d, and, as of December 31, 2007, the expansion was flowing at approximately 225,000 MMBtu/d. Interconnects on the north Louisiana expansion include connections with the interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission and Trunkline Gas.

Other Developments

Partnership’s Issuance of Common Units.  On December 19, 2007, the Partnership issued an aggregate of 1,800,000 common units representing limited partner interests at a price of $33.28 per unit for net proceeds of $57.6 million. In addition, Crosstex Energy GP, L.P. made a general partner contribution of $1.2 million in connection with this issuance to maintain its 2% general partner interest.

Issuance of Senior Subordinated Series D Units.  On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests in a private offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units will not receive a distribution nor be readily transferable for two years. Crosstex Energy GP, L.P. made a general partner contribution of $2.7 million in connection with the issuance to maintain its 2% general partner interest. The senior subordinated series D units will automatically convert into common units on March 23, 2009. The senior subordinated series D units are not entitled to distributions of available cash or allocation of net income/loss from the Partnership until March 23, 2009.

Partnership’s Bank Credit Facility.  In September 2007, the Partnership increased its borrowing capacity under its bank credit facility from $1.0 billion to $1.185 billion.

Midstream Segment

Gathering, Processing and Transmission.  The Partnership’s primary Midstream assets include north Texas assets, south Texas assets, Louisiana assets, and Mississippi assets. These systems, in the aggregate, consist of over 5,000 miles of pipeline, 12 natural gas processing plants and four fractionators and contributed approximately 85% and 79% of the gross margin in 2007 and 2006, respectively.

•	North Texas Assets. On June 29, 2006, the Partnership acquired the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale. The acquired systems included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that transaction, approximately 160,000 net acres previously owned by Chief and acquired by Devon simultaneously with the acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, the Partnership began expanding its north Texas pipeline gathering system.

•	Gathering System. Since the date of the acquisition through December 31, 2007, 286 new wells have been connected to the north Texas gathering system and significantly increased the dedicated acreage owned by other producers. In addition, there is a total of 90,000 horsepower of compression to handle the increased volumes and provide low pressure gathering service. As of December 31, 2007, total capacity on the Partnership’s north Texas gathering system was approximately 668 MMcf/d and total throughput was approximately 525,000 MMBtu/d. The Partnership is in the process of constructing a new 29-mile natural gas gathering pipeline in north Johnson County, Texas, to provide greater takeaway capacity to natural gas producers in the Barnett Shale. The ultimate capacity of the north Johnson County gathering system is expected to be approximately 400 MMcf/d when all phases of the pipeline are complete, which is planned for the second quarter of 2008.

•	Processing Facilities. In September 2007, the Partnership increased processing capacity in north Texas by adding a 200 MMcf/d cryogenic processing plant, referred to as the Silver Creek plant, to complement a 55 MMcf/d cryogenic processing plant, referred to as the Azle plant, and a 30 MMcf/d processing plant, known as the Goforth plant. It also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability.

•	North Texas Pipeline. The Partnership expanded its NTP system in the second quarter of 2007 to a total capacity of approximately 375 MMcf/day. It plans to interconnect the NTP with a new interstate gas pipeline to be constructed by Midcontinent Express Pipeline LLC and known as the Midcontinent Express Pipeline. The Midcontinent Express Pipeline is expected to be in service in March 2009. The Partnership has committed to contract for 150,000 MMBtu/d of firm transportation capacity on a new interstate gas pipeline to be constructed by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline, which will connect with the NTP system in Lamar County, Texas. The Gulf Crossing Pipeline and the Midcontinent Express Pipeline will provide customers access to premium midwest and east coast markets.

•	South Texas Assets. The Partnership has assembled a highly-integrated south Texas system comprised of approximately 1,400-miles of intrastate gathering and transmission pipelines and a processing plant with a processing capacity of approximately 150 MMcf/day. The south Texas system was built through a number of acquisitions and follow-on organic projects, including acquisitions of the Gulf Coast system, the Corpus Christi system, the Gregory gathering system and processing plant, the Hallmark system and the Vanderbilt system. Average throughput on the system for the year ended December 31, 2007 was approximately 391,000 MMBtu/d, and average throughput for the Gregory and Vanderbilt processing assets was approximately 202,000 MMBtu/d. The system gathers gas from major production areas in the Texas gulf coast and delivers gas to the industrial markets, power plants, other pipelines and gas distribution companies in the region from Corpus Christi to the Houston area for continued expansion in this area. The Partnership continues to take advantage of existing, and to explore new opportunities for growth.

•	Louisiana Assets. Louisiana assets include the LIG intrastate pipeline system and gas processing and liquids businesses in south Louisiana, referred to as south Louisiana processing assets.

•	LIG System. The LIG system is the largest intrastate pipeline system in Louisiana, consisting of approximately 2,000 miles of gathering and transmission pipeline, and with an average throughput of approximately 932,000 MMBtu/d for the year ended December 31, 2007. The system also includes two operating, on-system processing plants with an average throughput of 317,000 MMBtu/day for the year ended December 31, 2007. The system has access to both rich and lean gas supplies. These supplies reach from north Louisiana to new offshore production in southeast Louisiana. LIG has a variety of transportation and industrial sales customers, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans. In 2007, the Partnership extended the LIG system to the north to reach additional productive areas. This extension, referred to as the north Louisiana expansion or LIG expansion, consists of 63 miles of 24” mainline with 9 miles of gathering lateral pipeline and 10,000 horsepower of compression. The capacity of the expansion is approximately 240 MMcf/d and, as of December 31, 2007, the expansion was flowing at approximately 225,000 MMBtu/d.

•	South Louisiana Processing Assets. During 2007, the Partnership had excess capacity in its south Louisiana facilities. Because production in the Gulf of Mexico has not returned to its pre-hurricanes Katrina and Rita levels, natural gas processing capacity available to the Gulf Coast producers continues to exceed demand. To address this cycle, the Partnership has completed a number of operational changes at its Eunice facility and other plants to idle certain equipment, reduce operating expenses and reconfigure operations to manage the lower utilization. In addition, the Partnership has increased focus on upstream markets and opportunities through integration of its LIG system and south Louisiana processing assets to improve overall performance. As discussed below, operational changes by certain interstate pipelines that supply its plants have had significant impacts on the volumes of gas available to its plants and certain other operational changes by other interstate pipelines are contemplated . The south Louisiana processing assets, which include a total of 2.3 Bcf/d of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines, include the following:

•	Eunice Processing Plant and Fractionation Facility. The Eunice processing plant has a capacity of 1.2 Bcf/d and processed approximately 693,000 MMBtu/d for the year ended December 31, 2007. The plant is connected to onshore gas supply, as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission, or TGT. TGT modified its system operations in early 2007 in a manner that significantly reduced the volumes available from TGT for processing at the Eunice plant. The Eunice fractionation facility, which was idled in August 2007, has a capacity of 36,000 barrels per day of liquid products. Beginning in August 2007, the liquids from the Eunice processing plant were transported through the Partnership’s Cajun Sibon pipeline system to its Riverside plant for fractionation. If liquid volumes exceed Riverside’s fractionation capacity, the liquids are delivered to a third party for fractionation. This operational change improved overall operating income because of operating cost reductions at the Eunice plant. This facility also has 190,000 barrels of above-ground storage capacity. The fractionation facility produces ethane, propane, iso-butane, normal butane and natural gasoline for various customers. The fractionation facility is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility.

•	Pelican Processing Plant. The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2007, the plant processed approximately 330,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline.

•	Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River at Johnson’s Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. The Sabine Pass plant is connected to continental shelf and deepwater gas production with downstream connections to Florida Gas Transmission, Tennessee Gas Pipeline (TGP) and Transco. For the year ended December 31, 2007, this facility was processing at full capacity.

•	Blue Water Gas Processing Plant. The Partnership acquired a 23.85% interest in the Blue Water gas processing plant in the November 2005 El Paso acquisition and acquired an additional 35.42% interest in May 2006, at which time they became the operator of the plant. The plant has a net capacity to the Partnership’s interest of 186 MMcf/d. For the year ended December 31, 2007, this facility processed approximately 99,000 MMBtu/d net to its interest. The Blue Water plant is located near Crowley, Louisiana. The Blue Water facility is connected to continental shelf and deepwater production volumes through the Blue Water pipeline system. Downstream connections from this plant include the TGP and Columbia Gulf Transmission. The facility also performs liquid natural gas (LNG) conditioning services for the Excelerate Energy LNG tanker unloading facility. TGP is seeking Federal Energy Regulatory Commission, or FERC, approval to acquire Columbia Gulf Transmission’s ownership share in the Blue Water pipeline. TGP’s operation of the Blue Water pipeline could impact the flow direction around the Blue Water plant and reduce the available gas for processing. The Partnership has initiated discussions with TGP to provide an alternative source of gas to our Blue Water plant if the flow of gas is reversed on the Blue Water pipeline. The Partnership is also evaluating opportunities to move gas from the LIG system over to the Blue Water plant in addition to seeking new gas sources for this facility.

•	Riverside Fractionation Plant. The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of 28,000 to 30,000 barrels per day of liquids products and fractionates liquids delivered by the Cajun Sibon pipeline system from the Eunice, Pelican, Blue Water and Cow Island plants or by truck. The Riverside facility has above-ground storage capacity of approximately 102,000 barrels.

•	Napoleonville Storage Facility. The Napoleonville NGL storage facility is connected to the Riverside facility and has a total capacity of approximately 2.4 million barrels of underground storage.

•	Cajun Sibon Pipeline System. The Cajun Sibon pipeline system consists of approximately 400 miles of 6” and 8” pipelines with a system capacity of approximately 28,000 Bbls/day. The pipeline transports unfractionated NGLs, referred to as raw make, from the Eunice, Pelican and the Blue Water plants to either the Riverside fractionator or the Napoleonville storage facility. Alternate deliveries can be made to the Eunice plant.

•	Mississippi Assets. Mississippi assets include approximately 600-miles of natural gas gathering and transmission pipelines. The system gathers natural gas from producers, receives and delivers natural gas from and to several major interstate pipelines, including Sonat and Transco, and delivers gas to utilities and industrial end-users. The average system throughput was approximately 116,000 MMBtu/d for the year ended December 31, 2007.

Other Midstream assets and activities include:

•	Arkoma Gathering System. This approximately 140-mile low-pressure gathering system in southeastern Oklahoma delivers gathered gas into a mainline transmission system. For the year ended December 31, 2007, throughput on the system averaged approximately 18,000 MMBtu/d.

•	East Texas. Currently, the Partnership’s east Texas system, made up of natural gas pipeline and compression installations, gathers and processes natural gas and delivers gas to NGPL, Regency Gas, and to other intrastate pipeline systems. The system is currently near capacity moving approximately 50,000 MMBtu/d, and we have started construction on certain expansion projects to increase the capacity to meet the growing demand in the area.

•	Other. Other midstream assets consist of a variety of gathering lines and a processing plant with a processing capacity of approximately 66 MMcf/d. Total volumes gathered and resold were approximately 77,000 MMBtu/d for the year ended December 31, 2007. Total volumes processed were approximately 20,000 MMBtu/day in the period.

•	Off-System Services. The Partnership offers natural gas marketing services on behalf of producers for natural gas that does not move on Partnership assets. The Partnership markets this gas on a number of interstate and intrastate pipelines. These volumes averaged approximately 94,000 MMBtu/d in 2007.

Treating Segment

The Partnership operates (or leases to producers for operation) treating plants that remove carbon dioxide and hydrogen sulfide from natural gas before it is delivered into transportation systems to ensure that it meets pipeline quality specifications. The treating division contributed approximately 15% and 21% of the Partnership’s gross margin in 2007 and 2006, respectively. During 2006, the Partnership spent an aggregate of $58.0 million in two separate acquisitions to acquire 55 treating plants, 10 dew point control plants and related spare parts inventory. In 2007, the Partnership acquired the remaining ownership interest in seven additional treating plants, in which it already owned a 50% interest, for approximately $1.5 million. At December 31, 2007, the Partnership had approximately 190 treating and dew point control plants in operation. Pipeline companies have begun enforcing gas quality specifications to lower the dew point of the gas they receive and transport. A higher relative dew point can sometimes cause liquid hydrocarbons to condense in the pipeline and cause operating problems and gas quality issues to the downstream markets. Hydrocarbon dew point plants are skid mounted process equipment that remove these hydrocarbons. Typically these plants use a Joules-Thompson expansion process to lower the temperature of the gas stream and collect the liquids before they enter the downstream pipeline. The Partnership’s Treating division views dew point control as complementary to its treating business.

The Partnership believes it has the largest gas treating operation in the Texas and Louisiana gulf coast. Natural gas from certain formations in the Texas gulf coast, as well as other locations, is high in carbon dioxide, which generally needs to be removed before introduction of the gas into transportation pipelines. Many of its active plants are treating gas from the Wilcox and Edwards formations in the Texas gulf coast, both of which are deeper formations that are high in carbon dioxide. In cases where producers pay the Partnership to operate the treating facilities, it either charges a fixed rate per Mcf of natural gas treated or a fixed monthly fee.

The Partnership also owns an undivided 12.4% interest in the Seminole gas processing plant, which is located in Gaines County, Texas, and which is accounted for as part of the Treating division. The Partnership is not the operator of the plant. The Seminole plant has dedicated long-term reserves from the Seminole San Andres unit, to which it also supplies carbon dioxide under a long-term arrangement. Revenues at the plant are derived from a fee it charges producers, primarily those at the Seminole San Andres unit, for each Mcf of carbon dioxide returned to the producer for reinjection. The fees currently average approximately $0.68 for each Mcf of carbon dioxide returned. The owners of the Seminole plant also receive 48% of the NGLs produced by the plant. The plant operator has commenced expansion of the plant’s capacity, which is expected to be in service in the first quarter of 2009, and as an interest owner in the plant, the Partnership is participating in the capital costs for such expansion.

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

Natural gas treating.  Natural gas has a varied composition depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations is high in carbon dioxide. Treating plants are placed at or near a well and remove carbon dioxide and hydrogen sulfide from natural gas before it is introduced into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications. Pipeline companies have begun enforcing gas quality specifications to lower the dew point of the gas they receive and transport. A higher relative dew point can sometimes cause liquid hydrocarbons to condense in the pipeline and cause operating problems and gas quality issues to the downstream markets. Hydrocarbon dew point plants are skid mounted process equipment that remove these hydrocarbons. Typically these plants use a Joules-Thompson expansion process to lower the temperature of the gas stream and collect the liquids before they enter the downstream pipeline. The Partnership’s Treating division views dew point control as complementary to its treating business.

Natural gas processing and fractionation.  The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of NGLs and contaminants, such as water, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and must be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems is composed almost entirely of methane and ethane, with moisture and other contaminants removed to very low concentrations. Natural gas is processed not only to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream, as well as the removal of contaminants. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane and natural gasoline.

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

Natural Gas Supply

The Partnership’s transmission pipelines have connections with major interstate and intrastate pipelines, which it believes have ample supplies of natural gas in excess of the volumes required for these systems. In connection with the construction and acquisition of gathering systems, the Partnership evaluates well and reservoir data publicly available or furnished by producers or other service providers to determine the availability of natural gas supply for the systems and/or obtain a minimum volume commitment from the producer that results in a rate of return on the investment. Based on these facts, the Partnership believes that there should be adequate natural gas supply to recoup the investment with an adequate rate of return. It does not routinely obtain independent evaluations of reserves dedicated to its systems due to the cost and relatively limited benefit of such evaluations. Accordingly, it does not have estimates of total reserves dedicated to its systems or the anticipated life of such producing reserves.

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

During the year ended December 31, 2007, the Partnership had one customer that individually accounted for approximately 11.8% of consolidated revenues. While this customer represents a significant percentage of consolidated revenues, the loss of this customer would not have a material impact on its results of operations.

Regulation

Regulation by FERC of Interstate Natural Gas Pipelines.  The Partnership does not own any interstate natural gas pipelines, so the FERC does not directly regulate its operations under the National Gas Act, or NGA. However, FERC’s regulation of interstate natural gas pipelines influences certain aspects of its business and the market for its products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

•	the certification and construction of new facilities;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	maximum rates payable for certain services; and

•	the initiation and discontinuation of services.

The rates, terms and conditions of service under which the Partnership transports natural gas in its pipeline systems in interstate commerce are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. Rates for services provided under Section 311 of the NGPA may not exceed a “fair and equitable rate”, as defined in the NGPA. The rates are generally subject to review every three years by the FERC or by an appropriate state agency. Rates for interstate services provided under NGPA Section 311 on our south Texas, Louisiana and Mississippi pipeline systems were each subject to review in 2006 and no substantial changes were made to their rates. There were no rate reviews in 2007.

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

Hazardous Substance and Waste.  To a large extent, the environmental laws and regulations affecting the Partnership’s possible future operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. These persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of future, ordinary operations, the Partnership may generate wastes that may fall within the definition of a “hazardous substance.” The Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed. The Partnership has not received any notification that it may be potentially responsible for cleanup costs under CERCLA or any analogous state laws.

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

The Partnership acquired the south Louisiana processing assets from El Paso in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has a known active remediation project for benzene contaminated groundwater. The cause of contamination was attributed to a leaking natural gas condensate storage tank. The site investigation and active remediation being conducted at this location is under the guidance of the Louisiana Department of Environmental Quality (LDEQ) based on the Risk-Evaluation and Corrective Action Plan Program (RECAP) rules. In addition, the Partnership is working with both the LDEQ and the Louisiana State University, Louisiana Water Resources Research Institute, on the development and implementation of a new remediation technology that will drastically reduce the remediation time as well as the costs associated with such remediation projects. As of December 31, 2007, the Partnership had incurred approximately $0.5 million in such remediation costs, of which $0.4 million has already been paid. Since this remediation project is a result of previous owners’ operation and the actual contamination occurred prior to the Partnership’s ownership, these costs were accrued as part of the purchase price.

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

Air Emissions.  The Partnership’s current and future operations will likely be subject to the Clean Air Act and comparable state statutes. Amendments to the Clean Air Act were enacted in 1990. Moreover, recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. As a result of these amendments, the Partnership’s gathering, treating and processing of natural gas, fractionation and storage of NGLs, or facilities therefor or any of its future assets that emit volatile organic compounds or nitrogen oxides may become subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. Such requirements, if applicable to the Partnership’s operations, could cause capital expenditures to be incurred in the next several years for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air emission related issues. In addition, the 1990 Clean Air Act Amendments established a new operating permit for major sources, which applies to some of the facilities and which may apply to some of the Partnership’s possible future facilities. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. Although we can give no assurances, we believe implementation of the 1990 Clean Air Act Amendments will not have a material adverse effect on the Partnership’s financial condition or operating results.

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

Office Facilities

In addition to the Partnership’s gathering and treating facilities discussed above, the Partnership occupies approximately 95,400 square feet of space at its executive offices in Dallas, Texas under a lease expiring in June 2014 and approximately 25,100 square feet of office space for the Partnership’s south Louisiana operations in Houston, Texas with lease terms expiring in January 2013. In November 2007, the Partnership opened approximately 11,800 square feet of office space for its north Texas operations in Fort Worth, Texas, with lease terms expiring in April 2013.

Employees

As of December 31, 2007, the Partnership (through its subsidiaries) employed approximately 700 full-time employees. Approximately 360 of the employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. The Partnership is not party to any collective bargaining agreements, and has not had any significant labor disputes in the past. We believe that the Partnership has good relations with its employees.

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

In our restated charter and in accordance with Delaware law, we have renounced any interest or expectancy we may have in, or being offered an opportunity to participate in, any business opportunities, including any opportunities within those classes of opportunity currently pursued by the Partnership, presented to:

•	persons who are officers or directors of the company or who, on October 1, 2003, were, and at the time of presentation are, stockholders of the company (or to persons who are affiliates or associates of such officers, directors or stockholders), if the company is prohibited from participating in such opportunities by the omnibus agreement; or

•	any investment fund sponsored or managed by Yorktown Partners LLC, including any fund still to be formed, or to any of our directors who is an affiliate or designate of these entities.

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

The Partnership is vulnerable to operational, regulatory and other risks associated with its assets including, with respect to its south Louisiana and the Gulf of Mexico assets, the effects of adverse weather conditions such as hurricanes, because a significant portion of its assets are located in south Louisiana.

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

The margins the Partnership realizes from purchasing and selling a portion of the natural gas that it transports through its pipeline systems decrease in periods of low natural gas prices because gross margins related to such purchases are based on a percentage of the index price. For the years ended December 31, 2006 and 2007, the

Partnership purchased approximately 5.9% and 4.3%, respectively, of its gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on its results of operations.

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

In the past, the prices of natural gas and NGLs have been extremely volatile and this volatility is expected to continue. For example, in 2006, the NYMEX settlement price for natural gas for the prompt month contract ranged from a high of $11.43 per MMBtu to a low of $4.20 per MMBtu. In 2007, the same index ranged from $7.59 per MMBtu to $5.43 per MMBtu. A composite of the OPIS Mt. Belvieu monthly average liquids price based upon our average liquids composition in 2006 ranged from a high of approximately $1.20 per gallon to a low of approximately $0.90 per gallon. In 2007, the same composite ranged from approximately $1.58 per gallon to approximately $0.92 per gallon. As further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Partnership’s processing facilities realized favorable processing margins during 2007, but due to this volatility in the prices of natural gas and NGLs, processing margins may be lower in future periods if NGL markets weaken.

The Partnership may not be successful in balancing purchases and sales. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause purchases and sales not to be balanced. If purchases and sales are not balanced, the Partnership will face increased exposure to commodity price risks and could have increased volatility in operating income.

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

One of the ways the Partnership intends to grow business is through the construction of or additions to existing gathering systems and construction of new pipelines and gathering, processing and treating facilities. The construction of pipelines and gathering, processing and treating facilities requires the expenditure of significant amounts of capital, which may exceed the Partnership’s expectations. Generally, the Partnership may have only limited natural gas supplies committed to these facilities prior to their construction. Moreover, the Partnership may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. The Partnership may also rely on estimates of proved reserves in the decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas to achieve the expected investment return, which could adversely affect its results of operations and financial condition. In addition, the Partnership faces the risks of construction delay and additional costs due to obtaining rights-of-way and local permits and complying with city ordinances, particularly as it expands operations into more urban, populated areas such as the Barnett Shale.

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

For the year ended December 31, 2007, approximately 53% of the Partnership’s sales of gas which were transported using its physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with the Partnership in the marketing of natural gas, the Partnership often competes in the end-user and utilities markets primarily on the basis of price. The inability of the Partnership’s management to renew or replace current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on its profitability.

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

Compliance with pipeline integrity regulations issued by the TRRC, or those issued by the United States Department of Transportation in December of 2003 could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. the Partnership’s costs relating to compliance with the required testing under the TRRC regulations were approximately $1.2 million, $1.1 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and it expects the costs for compliance with TRRC and DOT regulations to be $8.9 million during 2008. If the Partnership’s pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then the Partnership may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

As the operations of the Partnership continue to expand into and around urban, populated areas, such as the Barnett Shale, it will have more compliance requirements with local ordinances and other restrictions imposed by cities and towns, such as noise ordinances and restrictions on facility locations and pressures. These requirements could result in increased costs and construction delays.

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

The Partnership relies exclusively on the revenues generated from its gathering, transmission, treating, processing and commercial services businesses, and as a result its financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to its lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on financial condition and results of operations than if it maintained more diverse assets.

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

Our operations and those of the Partnership are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we or the Partnership may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. These include litigation on disputes related to contracts, property rights, use or damage and personal injury. Additionally, as the Partnership continues to expand operations into more urban, populated areas, such as the Barnett Shale, it may see an increase in claims brought by area landowners, such as nuisance claims and other claims based on property rights. Except as otherwise set forth herein, we do not believe that any pending or threatened claim or dispute is material to our financial results or our operations. We maintain insurance policies with insurers in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, this insurance may not be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

On November 15, 2007, Crosstex CCNG Processing Ltd. (“Crosstex CCNG”), a wholly-owned subsidiary of the Partnership, received a demand letter from Denbury Onshore, LLC (“Denbury”), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex CCNG processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex CCNG breached the contract by failing to build a processing plant of a certain size and design, resulting in Crosstex CCNG’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex CCNG failed to provide specific notices required under the contract. On December 4, 2007, and again on February 14, 2008, Denbury sent Crosstex CCNG letters demanding that its claim be arbitrated pursuant to an arbitration provision in the contract. Denbury subsequently requested that the parties attempt to mediate the matter before any arbitration proceeding initiated. Although it is not possible to predict with certainty the ultimate outcome of this matter, we do not believe this will have a material adverse effect on our consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “XTXI”. Our common stock began trading on January 12, 2004. On February 15, 2008, the market price for our common stock was $32.77 per share and there were approximately 16,532 record holders and beneficial owners (held in street name) of the shares of our common stock.

The following table shows the high and low closing sales prices per share, as reported by the NASDAQ Global Select Market, for the periods indicated:

	Common Stock
	Price Range		Cash Dividends
	High	Low	Paid per Share

2007:
Quarter Ended December 31	$39.28	$35.18	$0.260
Quarter Ended September 30	38.03	28.91	0.240
Quarter Ended June 30	30.90	28.24	0.230
Quarter Ended March 31	33.54	27.45	0.220
2006(a):
Quarter Ended December 31	$32.77	$28.76	$0.220
Quarter Ended September 30	33.23	28.43	0.213
Quarter Ended June 30	31.69	24.18	0.207
Quarter Ended March 31	27.68	21.59	0.200

(a)	Share prices and cash dividends per share have been adjusted for the three-for-one stock split on December 15, 2006.

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

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted-Average		Future Issuance Under Equity
	Issued Upon Exercise of		Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved By Security Holders(1)	965,275	(2)	$8.45	(3)	924,533
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A

(1)	Our long-term incentive plan for our officers, employees and directors was approved by our security holders in October 2006.

(2)	The number of securities includes (i) 808,626 restricted shares that have been granted under our long-term incentive plan that have not vested, and (ii) 51,649 performance shares which could result in grants of restricted shares in the future.

(3)	The exercise prices for outstanding options under the plan as of December 31, 2007 range from $6.50 to $13.33 per share.

Performance Graph

The following graph sets forth the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Stock Index, and a peer group of publicly traded partners of publicly traded limited partnerships in the Midstream natural gas, natural gas liquids and propane industries from January 12, 2004, the date of our initial public offering, through December 31, 2007. The chart assumes that $100 was invested on January 12, 2004, with dividends reinvested. The peer group includes Alliance Holdings G.P., L.P. (initial public offering was in May 2006), Inergy Holdings, L.P. (initial public offering was in June 2005), Enterprise GP Holdings, L.P. (initial public offering was in August 2005) and Magellan Midstream Holdings, L.P. (initial public offering was in February 2006). Peers are assumed to perform the same as Crosstex Energy, Inc. prior to their respective initial public offerings.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial and operating data of Crosstex Energy, Inc. as of and for the dates and periods indicated. The selected historical financial data are derived from the audited financial statements of Crosstex Energy, Inc. The summary historical financial and operating include the results of operations of the Mississippi pipeline system and the Seminole processing plant beginning in June 2003, the LIG assets beginning in April 2004, the south Louisiana processing assets beginning November 2005, the Hanover assets beginning January 2006, the NTP beginning April 2006, the Midstream assets acquired from Chief beginning June 29, 2006 and other smaller acquisitions completed during 2006.

The table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Crosstex Energy, Inc.
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Midstream	$3,791,316	$3,075,481	$2,982,874	$1,948,021	$989,697
Treating	65,025	63,813	48,606	30,755	23,966
Profit on energy trading activities	4,090	2,510	1,568	2,228	2,266

Total revenues	3,860,431	3,141,804	3,033,048	1,981,004	1,015,929

Operating costs and expenses:
Midstream purchased gas	3,468,924	2,859,815	2,860,823	1,861,204	946,412
Treating purchased gas	7,892	9,463	9,706	5,274	7,568
Operating expenses	127,794	101,036	56,768	38,396	19,880
General and administrative	64,304	47,707	34,145	22,005	14,816
Impairments	—	—	—	981	—
(Gain) loss on derivatives	(5,666)	(1,599)	9,968	(279)	361
Gain on sale of property	(1,667)	(2,108)	(8,138)	(12)	—
Depreciation and amortization	108,926	82,792	36,070	23,034	13,542

Total operating costs and expenses	3,770,507	3,097,106	2,999,342	1,950,603	1,002,579

Operating income	89,924	44,698	33,706	30,401	13,350

Other income (expense):
Interest expense, net	(78,041)	(51,051)	(15,332)	(9,115)	(3,103)
Other income (expense)	683	1,774	391	802	179

Total other income (expense)	(77,358)	(49,277)	(14,941)	(8,313)	(2,924)

Income (loss) before gain on issuance of units by the partnership, income taxes and interest of non-controlling partners in the partnership’s net income	12,566	(4,579)	18,765	22,088	10,426
Gain on issuance of partnership units(1)	7,461	18,955	65,070	—	18,360
Income tax provision	(11,049)	(11,118)	(30,047)	(5,149)	(10,157)
Interest of non-controlling partners in the partnership’s net income	3,198	13,027	(4,652)	(8,239)	(5,181)

Net income before cumulative effect of change in accounting principle	12,176	16,285	49,136	8,700	13,448
Cumulative effect of change in accounting principle	—	170	—	—	—

Net income	$12,176	$16,455	$49,136	$8,700	$13,448

Net income per common share-basic(2)	$0.26	$0.39	$1.29	$0.24	$0.94
Net income per common share-diluted(2)	$0.26	$0.39	$1.26	$0.22	$0.37
Dividends per share(2)(3)
Common	$0.91	$0.807	$0.563	$0.327	—
Preferred	—	—	—	$0.327	$0.29

	Crosstex Energy, Inc.
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Balance Sheet Data (end of period):
Working capital surplus (deficit)	$(39,330)	$(70,091)	$4,872	$(18,265)	$(7,705)
Property and equipment, net	1,426,546	1,107,242	668,632	325,653	104,890
Total assets	2,602,829	2,206,698	1,445,325	606,768	370,485
Long-term debt	1,223,118	987,130	522,650	148,700	60,750
Interest of non-controlling partners in the partnership	489,034	391,103	264,726	65,399	67,157
Stockholders’ equity	246,366	279,413	111,247	76,933	69,266
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	112,578	$113,839	$12,842	$46,339	$42,103
Investing activities	(411,382)	(885,825)	(614,822)	(124,371)	(110,289)
Financing activities	296,022	769,717	592,365	99,072	65,856
Other Financial Data:
Midstream gross margin	$326,482	$218,176	$123,619	$89,045	$45,551
Treating gross margin	57,133	54,350	38,900	25,481	16,398

Total gross margin(4)	$383,615	$272,526	$162,519	$114,526	$61,949

Operating Data:
Pipeline throughput (MMBtu/d)	2,118,000	1,356,000	1,126,000	1,289,000	626,000
Natural gas processed (MMBtu/d)(5)	2,057,000	2,032,000	1,921,000	425,000	132,000
Producer services (MMBtu/d)	94,000	138,000	175,000	210,000	259,000

(1)	We recognized gains of $7.5 million in 2007, $19.0 million in 2006, $65.1 million in 2005 and $18.4 million in 2003 as a result of the Partnership issuing additional units in public offerings at prices per unit greater than our equivalent carrying value.

(2)	Per share amounts have been adjusted for the two-for-one stock split made in conjunction with our initial public offering in January 2004 and a three-for-one stock split effected in December 2006.

(3)	Dividends paid.

(4)	Gross margin is defined as revenue, including treating fee revenues and profit on energy trading activities, less related cost of purchased gas.

(5)	Processed volumes during 2005 include a daily average for the south Louisiana processing plants for November 2005 and December 2005, the two-month period these assets were operated by the Partnership.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the financial statements included in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, treating, processing and marketing of natural gas and NGLs through its subsidiaries. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership, to acquire indirectly substantially all of the assets, liabilities and operations of its predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. These partnership interests consist of (i) 16,414,830 common units, representing approximately 36% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended March 31, 2003 (its first full quarter of operation after its initial public offering) to $0.61 per unit for the quarter ended December 31, 2007. As a result, our distributions from the Partnership pursuant to our ownership of common units and subordinated units (excluding senior subordinated series C units) have increased from $2.5 million for the quarter ended March 31, 2003 to $6.1 million for the quarter ended December 31, 2007; our distributions pursuant to our 2% general partner interest have increased from $74,000 to $0.5 million; and our distributions pursuant to our incentive distribution rights have increased from zero to $7.3 million. The senior subordinated series C units were not entitled to receive distributions until they converted to common units in February 2008. As a result, we have increased our dividend from $0.10 per share for the quarter ended March 31, 2004 (giving effect to the three-for-one stock split on December 15, 2006) to $0.26 per share for the quarter ended December 31, 2007.

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

The Partnership has two industry segments, Midstream and Treating, with a geographic focus in north Texas, in south Texas, in Louisiana and in Mississippi. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, as well as providing certain producer services, while the Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the year ended December 31, 2007, 85% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its business because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas or NGLs for a fee. The Partnership buys and sells most of its natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. As explained under “Commodity Price Risk” below, it enters into financial instruments to reduce volatility in gross margin due to price fluctuations.

During the past five years, the Partnership has grown significantly as a result of construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2003 through December 31, 2007, it has invested over $2.1 billion to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

The Partnership’s Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities and the volumes of NGLs handled at its fractionation facilities. Treating segment margins are largely a function of the number and size of treating plants as well as fees earned for removing impurities from NGLs at a non-operated processing plant. The Partnership generates revenues from six primary sources:

•	purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•	processing natural gas at its processing plants and fractionating and marketing the recovered NGLs;

•	treating natural gas at its treating plants;

•	recovering carbon dioxide and NGLs at a non-operated processing plant;

•	providing compression services; and

•	providing off-system marketing services for producers.

The bulk of the Partnership’s operating profits has historically derived from the margins it realizes for gathering and transporting natural gas and NGLs through its pipeline systems. Generally, the Partnership gathers and transports gas owned by others through its facilities for a fee, or it buys gas from a producer, plant, or transporter at either a fixed discount to a market index or a percentage of the market index, then transports and resells the gas. In the Partnership’s purchase/sale transactions, the resale price is generally based on the same index price at which the gas was purchased, and, if the Partnership is to be profitable, at a smaller discount or larger premium to the index than it was purchased. The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction. The Partnership’s gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas. See “Commodity Price Risk” below for a discussion of how it manages its business to reduce the impact of price volatility.

Processing and fractionation revenues are largely fee based. Processing fees are largely based on either a percentage of the liquids volume recovered, or a fixed fee per unit processed. Fractionation and marketing fees are generally fixed per unit of product.

The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 28% and 32% of the operating income in the Treating division for the years ended December 31, 2007 and 2006, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 48% and 48% of the operating income in the Treating division for the years ended December 31, 2007 and 2006, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 24% and 20% of the operating income in the Treating division for the years ended December 31, 2007 and 2006, respectively.

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

Acquisitions and Expansions

The Partnership has grown significantly through asset purchases and undertaking construction and expansion projects in recent years, which creates many of the major differences when comparing operating results from one period to another. The most significant asset purchases since January 2006 were the acquisitions of midstream assets from Chief Holdings LLC (Chief) in June 2006, the Hanover Compression Company treating assets in February 2006 and the acquisition of the amine treating business of Cardinal Gas Solutions L.P. in October 2006. In addition, internal expansion projects in north Texas and Louisiana have contributed to the increase in the Partnership’s business.

On June 29, 2006, the Partnership expanded its operations in the north Texas area through its acquisition of the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.3 million. The acquired systems, which is referred to in conjunction with the NTP and other facilities in the area as the Partnership’s north Texas assets, included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that acquisition, approximately 160,000 net acres previously owned by Chief and acquired by Devon Energy Corporation, or Devon, simultaneously with its acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, the Partnership began expanding its north Texas pipeline gathering system. Since the date of the acquisition through December 31, 2007, the Partnership connected 286 new wells to its gathering system and significantly increased the dedicated acreage owned by other producers. In addition, the Partnership has a total of 90,000 horsepower of compression to handle the increased volumes and provide low pressure gathering service. In September 2007, the Partnership increased processing capacity in the area by constructing a 200 MMcf/d cryogenic processing plant, referred to as the Silver Creek plant, in addition to its 55 MMcf/d cryogenic processing plant, referred to as the Azle plant, and its 30 MMcf/d processing plant, known as the Goforth plant. The Partnership has also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability. The Partnership has total capacity of approximately 668 MMcf/d on our north Texas gathering assets and has increased total throughput on its north Texas gathering systems from approximately 115,000 MMBtu/d at the time of the Chief acquisition to approximately 525,000 MMBtu/d for the month of December 2007.

On February 1, 2006, the Partnership acquired 48 amine-treating plants from a subsidiary of Hanover Compression Company for $51.7 million.

On October 3, 2006, the Partnership acquired the amine-treating business of Cardinal Gas Solutions Limited Partnership for $6.3 million. The acquisition added 10 dew point control plants and 50% of seven amine-treating plants to its plant portfolio. On March 28, 2007, the Partnership acquired the remaining 50% interest in the amine-treating plants for approximately $1.5 million.

The Partnership’s NTP, which commenced service in April 2006, consists of a 133-mile pipeline and associated gathering lines from an area near Fort Worth, Texas to a point near Paris, Texas. The initial capacity of the NTP was approximately 250 MMcf/d. In 2007, the Partnership expanded the capacity on the NTP to a total of approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos and other markets. As of December 2007, the total throughput on NTP was approximately 290,000 MMBtu/d. The NTP will interconnect with a new intrastate gas pipeline to be constructed by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline. The Gulf Crossing Pipeline will provide our customers access to premium midwest and east coast markets. The Partnership has committed to contract for 150,000 MMBtu/d for ten years of firm transportation capacity on the Gulf Crossing Pipeline when it commences service, which is expected in the fourth quarter of 2008.

The Partnership is currently constructing a new 29-mile natural gas gathering pipeline in north Johnson County, Texas, to provide greater takeaway capacity to natural gas producers in the Barnett Shale. The system will include low pressure and high pressure gathering pipelines with an estimated capacity of approximately 400 MMcf/d when all phases of the pipeline are complete, which is planned for the second quarter of 2008. The initial phase of this project was completed in September 2007 and the facilities were transporting approximately 83,000 MMBtu/d in the fourth quarter of 2007.

In April 2007, the Partnership completed construction and commenced operations on its north Louisiana expansion, which is an extension of its LIG system, designed to increase take-away pipeline capacity to the producers developing natural gas in the fields south of Shreveport, Louisiana. The north Louisiana expansion consists of approximately 63 miles of 24” mainline with 9 miles of 16” gathering lateral pipeline and 10,000 horsepower of new compression. The capacity of the expansion is approximately 240 MMcf/d, and, as of December 31, 2007, the expansion was flowing at approximately 225,000 MMBtu/d. Interconnects on the north Louisiana expansion include connections with the interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission and Trunkline Gas.

Other Assets

We own two inactive gas plants in addition to our limited and general partner interests in the Partnership. The two gas plants are the Jonesville processing plant, which has been largely inactive since the beginning of 2001, and the Clarkson plant, acquired shortly before the Partnership’s initial public offering. In the third quarter of 2004, we fully impaired our investment in the Jonesville plant.

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

As of December 31, 2007 we have a net operating loss carryforward of $94.9 million for federal income taxes and state loss carryforwards of $39.6 million. We believe it is more likely than not that our future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire. Once these net operating loss carryforwards are fully utilized, we will have to pay tax on our federal taxable income at a maximum rate of 35.0% under current law. Thus, the amount of money available to make cash distributions to our stockholders will decrease markedly after we use all of our net operating loss carryforward.

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

Profitability under the Partnership’s gas processing contracts is impacted by the margin between NGL sales prices and the cost of natural gas and may be negatively affected by decreases in NGL prices or increases in natural gas prices. Changes in natural gas prices impact profitability since the purchase price of a portion of the gas the Partnership buys is based on a percentage of a particular natural gas price index for a period, while the gas is resold at a fixed dollar relationship to the same index. Therefore, during periods of low gas prices, these contracts can be less profitable than during periods of higher gas prices. However, on most of the gas bought and sold, margins are not affected by such changes because the gas is bought and sold at a fixed relationship to the relevant index. Therefore, while changes in the price of gas can have very large impacts on revenues and cost of revenues, the changes are equal and offsetting.

Set forth in the table below is the volume of the natural gas purchased and sold at a fixed discount or premium to the index price and at a percentage discount or premium to the index price for the Partnership’s principal gathering and transmission systems and for its commercial services business for the year ended December 31, 2007.

	Year Ended December 31, 2007
	Gas Purchased		Gas Sold
	Fixed		Fixed
	Amount	Percentage of	Amount	Percentage of
Asset or Business	to Index	Index	to Index	Index
	(In thousands of MMBtu’s)

LIG system(2)	223,378	5,256	228,635	—
South Texas system(1)	139,660	12,886	136,168	—
North Texas system	67,914	2,247	70,082	—
Other assets and activities(1)	81,752	2,890	49,669	—

(1)	Gas sold is less than gas purchased due to production of NGLs on certain assets included in the south Texas system and other assets.

(2)	LIG plants purchase the gathering system plant thermal reduction (PTR).

The Partnership estimates that, due to the gas that it purchases at a percentage of index price, for each $0.50 per MMBtu increase or decrease in the price of natural gas, its gross margins increase or decrease by approximately $1.0 million on an annual basis (before consideration of hedge positions). As of December 31, 2007, it has hedged approximately 95% of its exposure to such fluctuations in natural gas prices for 2008 and approximately 34% of its exposure to such fluctuations for 2009. CELP expects to continue to hedge its exposure to gas prices when market opportunities appear attractive.

The Partnership processed approximately 75% of its volumes during 2007 at Eunice, Pelican, Sabine and Blue Water under “percent of proceeds” contracts, under which it receives as a fee a portion of the liquids produced, and 25% of its volume as fixed fee per unit processed. Under percent of proceeds contracts, it is exposed to changes in the prices of NGLs. For the years 2007 and 2006, it has purchased puts or entered into forward sales covering all of its anticipated minimum share of NGLs production. For 2008 we have hedges in place covering approximately 80% of the liquid volumes we expect to receive through May 2009.

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

For the year ended December 31, 2007, the Partnership purchased a small amount (approximately 3.3%) of the natural gas volumes on its Gregory system under contracts in which it was exposed to the risk of loss or gain in processing the natural gas. The Partnership purchased the remaining approximately 96.7% of the natural gas volumes on its Gregory system at a spot or market price less a discount that includes a fixed margin for gathering, processing and marketing the natural gas and NGLs at its Gregory processing plant with no risk of loss or gain in processing the natural gas.

The Partnership owns an undivided 12.4% interest in the Seminole gas processing plant, which is located in Gaines County, Texas. The Seminole plant has dedicated long-term reserves from the Seminole San Andres unit, to which it also supplies carbon dioxide under a long-term arrangement. Revenues at the plant are derived from a fee it charges producers for each Mcf of carbon dioxide returned to the producer for reinjection. The fees currently average approximately $0.68 for each McF of carbon dioxide returned. Reinjected carbon dioxide is used in a tertiary oil recovery process in the field. The plant also receives 48% of the NGLs produced by the plant. Therefore, the Partnership has commodity price exposure due to variances in the prices of NGLs. During 2007, its share of NGLs totaled 5.2 million gallons at an average price of $1.23 per gallon.

Gas prices can also affect the Partnership’s profitability indirectly by influencing drilling activity and related opportunities for gas gathering, treating and processing.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Midstream revenues	$3,791.3	$3,075.5	$2,982.9
Midstream purchased gas	(3,468.9)	(2,859.8)	(2,860.8)
Profits on energy trading activities	4.1	2.5	1.6

Midstream gross margin	326.5	218.2	123.7

Treating revenues	65.0	63.8	48.6
Treating purchased gas	(7.9)	(9.5)	(9.7)

Treating gross margin	57.1	54.3	38.9

Total gross margin	$383.6	$272.5	$162.6

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,118,000	1,356,000	1,126,000
Processing	2,057,000	2,032,000	1,921,000
Producer services	94,000	138,000	175,000
Treating Plants in Operation at Year End	190	190	112

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $326.5 million for the year ended December 31, 2007 compared to $218.2 million for the year ended December 31, 2006, an increase of $108.3 million, or 49.6%. This increase was primarily due to system expansions, increased system throughput and a favorable processing environment for natural gas and NGLs.

The Partnership acquired the NTG assets from Chief in June 2006. System expansion in the north Texas region and increased throughput on the North Texas Pipeline (NTP) contributed $64.5 million of gross margin growth during the year ended December 31, 2007 over the same period in 2006. The NTG and NTP assets accounted for $34.1 million and $16.6 million of this increase, respectively. The processing facilities in the region contributed an additional $13.3 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $22.6 million for 2007. Volume increases on the Mississippi system contributed gross margin growth of $5.7 million. The Plaquemine and Gibson plants contributed margin growth of $9.9 million due to a favorable gas processing environment. The favorable gas processing margin also led to a combined $5.3 million margin increase on the Vanderbilt and Gulf Coast systems.

The favorable processing margins the Partnership realized during 2007 at several of its processing facilities may be higher than margins it may realize during future periods if the NGL markets do not remain as strong as they were during 2007. As discussed above under “-Commodity Price Risk”, the Partnership receives a portion of liquids processed or a percentage of the liquids recovered as a processing fee on a substantial portion of the gas processed through these plants. During periods when processing margins are favorable, as existed during 2007, it experiences higher processing margins. The Partnership has the ability to bypass certain volumes when processing is uneconomic so it can limit its exposure to adverse processing margins but processing margins will be lower during these periods.

In addition, the Partnership has the ability to buy gas from and to sell gas to various gas markets through its pipeline systems. During 2007 the Partnership was able to benefit from price differentials between the various gas markets by selling gas into markets with more favorable pricing thereby improving its Midstream gross margin. If these price differentials do not exist in future periods, Midstream gross margin may be lower.

Treating gross margin was $57.1 million for the year ended December 31, 2007 compared to $54.3 million for the same period in 2006, an increase of $2.8 million, or 5.1%. There were approximately 190 treating and dew point control plants in service at December 31, 2007. This number was unchanged from December 31, 2006. Gross margin growth for the period is attributed to a higher average number of plants in service each month during 2007 compared to 2006.

Operating Expenses.  Operating expenses were $127.8 million for the year ended December 31, 2007 compared to $101.0 million for the year ended December 31, 2006, an increase of $26.8 million, or 26.5%. The increase in operating expenses primarily reflects costs associated with growth and expansion in the north Texas assets of $17.5 million, the south Texas assets of $1.8 million, the LIG and the north Louisiana expansion assets of $3.7 million, and Treating assets of $1.6 million. Operating expenses included $1.8 million of stock-based compensation expenses in 2007 compared to $1.1 million of stock-based compensation expense in 2006.

General and Administrative Expenses.  General and administrative expenses were $64.3 million for the year ended December 31, 2007 compared to $47.7 million for the year ended December 31, 2006, an increase of $16.6 million, or 34.8%. Additions to headcount associated with the requirements of NTP and NTG assets and the expansion in north Louisiana accounted for $8.9 million of the increase. Consulting for system and process improvements resulted in $2.8 million of the increase. General and administrative expenses included stock-based compensation expense of $10.2 million and $7.4 million in 2007 and 2006, respectively.

Gain/Loss on Derivatives.  We had a gain on derivatives of $5.7 million for the year ended December 31, 2007 compared to a gain of $1.6 million for the year ended December 31, 2006. The gain in 2007 includes a gain of $8.1 million associated with our basis swaps (including $7.0 million of realized gain) plus a net gain associated with storage financial transactions, third-party on-system and off-system financial transactions and ineffectiveness in our hedged derivatives of $0.6 million offset by a loss of $1.3 million associated with our processing margin hedges (all realized), a loss of $0.9 million related to our interest rate swaps and a loss of $0.8 million on puts acquired in 2005 related to the acquisition of the south Louisiana processing assets and as part of the LIG acquisition. As of December 31, 2007, the fair value of the puts was zero as all the put options have expired.

Gain/Loss on Sale of Property.  Assets sold during the year ended December 31, 2007 generated a net gain of $1.7 million as compared to a gain of $2.1 million during the year ended December 31, 2006. The gain in 2007 primarily related to the sale of inactive gas processing facilities acquired as part of the south Louisiana processing assets.

Depreciation and Amortization.  Depreciation and amortization expenses were $108.9 million for the year ended December 31, 2007 compared to $82.8 million for the year ended December 31, 2006, an increase of $26.1 million, or 31.6%. Midstream depreciation and amortization increased $25.8 million due to the NTP, NTG and north Louisiana expansion project assets.

Interest Expense.  Interest expense was $78.0 million for the year ended December 31, 2007 compared to $51.1 million for the year ended December 31, 2006, an increase of $27.0 million. The increase relates primarily to an increase in debt outstanding as a result of acquisitions and other growth projects. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2007	2006

Senior notes	$33.4	$23.6
Credit facility	47.2	30.1
Other	3.9	4.3
Capitalized interest	(4.8)	(5.4)
Realized interest rate swap gains	(0.5)	(0.1)
Interest income	(1.2)	(1.4)

Total	$78.0	$51.1

Other Income.  Other income was $0.7 million for the year ended December 31, 2007 compared to $1.8 million for the year ended December 31, 2006. In 2006 we collected $1.6 million in excess of the carrying value of the Enron account receivable net of the allowance.

Gain on Issuance of Units of the Partnership.  As a result of the Partnership issuing common units in December 2007 to unrelated parties at a price per unit greater than our equivalent carrying value, our share of net assets of the Partnership increased by $7.5 million and we recognized a gain on issuance of such units. In 2006, we recognized a $19.0 million gain associated with the issuance in June 2005 of senior subordinated units when the senior subordinated units converted to common units in February 2006.

Income Taxes.  We provide income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis of assets and liabilities that will reverse in future periods. Income tax expense was $11.0 million and $11.1 million for the years ended December 31, 2007 and 2006, respectively.

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net income increased by $9.8 million to a loss of $3.2 million for the year ended December 31, 2007 compared to a loss of $13.0 million for the year ended December 31, 2006 due to the changes shown in the following summary (in thousands):

	For the Year
	Ended December 31,
	2007	2006

Net income for the Partnership	$13,889	$(4,191)
(Income) allocation to CEI for the general partner incentive distribution	(24,803)	(20,422)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	5,441	3,545
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	109	421

Net income (loss) allocable to limited partners	(5,364)	(20,647)
Less: CEI’s share of net (income) loss allocable to limited partners	2,006	7,389
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V.	160	231

Non-controlling partners’ share of Partnership net income (loss)	$(3,198)	$(13,027)

The general partner incentive distributions increased between these years due to an increase in the distribution amounts per unit and due to an increase in the number of common units outstanding

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $218.2 million for the year ended December 31, 2006 compared to $123.7 million for the year ended December 31, 2005, an increase of $94.6 million, or 76.5%. This increase was primarily due to acquisitions, increased system throughput and a favorable processing environment for natural gas and natural gas liquids.

The south Louisiana processing assets acquired in November 2005 contributed $56.1 million to Midstream gross margin growth in 2006. This amount was driven by the three largest processing plants, Eunice, Pelican and Sabine Pass, which contributed gross margin increases of $25.1 million, $11.4 million and $9.1 million, respectively. The Riverside fractionation facility and the Blue Water plant also contributed gross margin growth to the south Louisiana operations of $5.1 million and $3.7 million, respectively. Operational improvements and volume increases on the LIG system contributed margin growth of $12.5 million during 2006. Increased processing volumes at the Gibson and Plaquemine plants due to drilling successes by producers and increased unit margins due to favorable NGL markets accounted for a $9.5 million increase in gross margin. The Partnership acquired the north Texas gathering system from Chief in June 2006. This gathering system and related facilities contributed $11.7 million of gross margin during 2006. The NTP commenced operation during the second quarter of 2006 and contributed $8.0 million in gross margin. These gains were partially offset by volume and margin declines on our southern region assets. Decreased throughput on the south Texas systems contributed to an overall margin decrease in our southern region of $6.9 million.

Treating gross margin was $54.3 million for the year ended December 31, 2006 compared to $38.9 million for the year ended December 31, 2005, an increase of $15.5 million, or 39.7%. Treating plants in service increased from 112 plants at December 2005 to 160 plants (excluding 30 dew point control plants in service) at December 2006. The increase in the number of plants in service is primarily due to the acquisition of the amine treating assets from Hanover Compressor Company in February of 2006. New plants associated with the Hanover acquisition contributed $7.4 million in gross margin growth. The field services acquired from Hanover also contributed $1.0 million in gross margin for the year. Plant additions from inventory and expansion projects at existing plants contributed gross margin growth of $6.6 million and $0.5 million, respectively. The Seminole plant contributed $1.5 million of gross margin growth due to the recalculation of fees based on rate escalations set forth in the contract. The acquisition and installation of dew point control plants contributed an additional $0.7 million increase to gross margin.

Operating Expenses.  Operating expenses were $101.0 million for the year ended December 31, 2006 compared to $56.7 million for the year ended December 31, 2005, an increase of $44.3 million, or 78%. The increase in operating expenses related to asset acquisitions and the related engineering and technical service support needed for the asset growth. The Partnership’s Treating segment accounted for approximately $4.8 million of the increase with the remaining increase resulting from growth in its Midstream assets. Operating expenses included stock-based compensation expenses of $1.1 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses.  General and administrative expenses were $47.7 million for the year ended December 31, 2006 compared to $34.1 million for the year ended December 31, 2005, an increase of $13.6 million, or 39.7%. Staffing and office infrastructure costs required for support of Midstream and Treating asset acquisitions accounted for the increase. General and administrative expenses included stock-based compensation expense of $7.4 million and $3.7 million for the year ended December 31, 2006 and 2005, respectively. The $3.8 million increase in stock-based compensation, determined in accordance with FAS 123R during 2006 and in accordance with APB25 in 2005, primarily relates to an increase in restricted stock and unit grants due to an increase in the pool of eligible participants.

Gain/Loss on Derivatives.  We had a gain on derivatives of $1.6 million for the year ended December 31, 2006 compared to a loss of $10.0 million for the year ended December 31, 2005. The gain in 2006 includes a gain of $2.9 million on storage financial transactions (including $0.7 million of realized gain), a gain of $0.7 million associated with basis swaps (including $0.4 million of realized gain), a gain of $1.5 million associated with derivatives for third-party on-system financial transactions (including $1.2 million of realized gains), and a gain of $0.1 million due to ineffectiveness in our hedged derivatives partially offset by a loss of $3.6 million on puts acquired in 2005 related to the acquisition of the South Louisiana Processing Assets. As of December 31, 2006, the fair value of the puts was $1.7 million. The loss in 2005 includes a $9.2 million loss on the puts related to the acquisition of the south Louisiana processing assets.

Gain/Loss on Sale of Property.  Assets sold during the year ended December 31, 2006 generated a net gain of $2.1 million as compared to a gain of $8.1 million during the year ended December 31, 2005. The gains in 2006 and 2005 primarily related to the sale of inactive gas processing facilities acquired as part of the South Louisiana Processing Assets and as part of the LIG acquisition.

Depreciation and Amortization.  Depreciation and amortization expenses were $82.8 million for the year ended December 31, 2006 compared to $36.1 million for the year ended December 31, 2005, an increase of $46.7 million, or 129.5%. An increase of $38.3 million in depreciation expense was associated with the acquisition of Midstream assets in 2005 and 2006 . The acquisition of the Treating assets and the increase in existing Treating assets in service contributed an increase of $5.0 million. The remaining increase of $3.4 million was a result of various other expansion projects, including the expansion of our corporate offices and related support facilities.

Interest Expense.  Interest expense was $51.1 million for the year ended December 31, 2006 compared to $15.3 million for the year ended December 31, 2005, an increase of $35.7 million. The increase relates primarily to an increase in debt outstanding as a result of acquisitions and other growth projects and higher interest rates between years (weighted average rate of 6.9% in 2006 compared to 6.3% in 2005). Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2006	2005

Senior notes	$23.6	$8.5
Credit facility	30.1	6.8
Other	4.3	1.7
Capitalized interest	(5.4)	(0.9)
Realized interest rate swap gains	(0.1)	—
Interest income	(1.4)	(0.8)

Total	$51.1	$15.3

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

Gain on Issuance of Units of the Partnership.  As a result of the Partnership issuing common units in June 2005 to unrelated parties at a price per unit greater than our equivalent carrying value, our share of net assets of the Partnership increased by $19.0 million. We recognized the $19.0 million gain associated with the unit issuance in February 2006 when the senior subordinated units converted to common units. We recognized a gain of $65.1 million during 2005 associated with the Partnership’s issuance of common units in November 2005.

Interest of Non-Controlling Partners in the Partnership’s Net Income.  The interest of non-controlling partners in the Partnership’s net income decreased by $17.7 million to a loss of $13.0 million for the year ended December 31, 2006 compared to income of $4.7 million for the year ended December 31, 2005 due to the changes shown in the following summary (in thousands):

	For the Years
	Ended December 31,
	2006	2005

Net income for the Partnership	$(4,191)	$19,200
(Income) allocation to CEI for the general partner incentive distribution	(20,422)	(10,660)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	3,545	2,223
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	421	(215)

Net income (loss) allocable to limited partners	(20,647)	10,548
Less: CEI’s share of net (income) loss allocable to limited partners	7,389	(6,337)
Plus: Non-controlling partners’ share of net income (loss) in Crosstex Denton County Gathering, J.V	231	441

Non-controlling partners’ share of Partnership net income (loss)	$(13,027)	$4,652

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

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. See Note 2 of the Notes to Consolidated Financial Statements for further details on our accounting policies and a discussion of new accounting pronouncements.

Revenue Recognition and Commodity Risk Management.  The Partnership recognizes revenue for sales or services at the time the natural gas or NGLs are delivered or at the time the service is performed. It generally accrues one to two months of sales and the related gas purchases and reverse these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates.

The Partnership utilizes extensive estimation procedures to determine the sales and cost of gas purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. It uses actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month or two following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as “actualization”. Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month’s accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; the estimated impact of weather patterns being different from the actual impact on sales and purchases; and pipeline maintenance or allocation causing actual deliveries of gas to be different than estimated. The Partnership believes that its accrual process for the one to two months of sales and purchases provides a reasonable estimate of such sales and purchases.

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

The Partnership uses derivatives to hedge against changes in cash flows related to product prices and interest rates risks, as opposed to their use for trading purposes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivatives and hedging instruments are recognized as assets or liabilities at fair value. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

The Partnership conducts “off-system” gas marketing operations as a service to producers on systems that it does not own. The Partnership refers to these activities as part of energy trading activities. In some cases, the Partnership earns an agency fee from the producer for arranging the marketing of the producer’s natural gas. In other cases, the Partnership purchases the natural gas from the producer and enters into a sales contract with another party to sell the natural gas. The revenue and cost of sales for these activities are shown net in the Statement of Operations.

We manage our price risk related to future physical purchase or sale commitments for energy trading activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance future commitments and significantly reduce risk related to the movement in natural gas prices. However, we are subject to counter-party risk for both the physical and financial contracts. Our energy trading contracts qualify as derivatives, and we use mark-to-market accounting for both physical and financial contracts of the energy trading business. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to energy trading activities are recognized in earnings as gain or loss on derivatives immediately. Net realized gains and losses on settled contracts are reported in profit on energy trading activities.

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

Depreciation Expense and Cost Capitalization.  Our assets consist primarily of natural gas gathering pipelines, processing plants, transmission pipelines and natural gas treating plants owned by the Partnership. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and the costs of funds used in construction. Capitalized interest represents the cost of funds used to finance the construction of new facilities and is expensed over the life of the constructed assets through the recording of depreciation expense. We capitalize the costs of renewals and betterments that extend the useful life, while we expense the costs of repairs, replacements and maintenance projects as incurred.

We generally compute depreciation using the straight-line method over the estimated useful life of the assets. Certain assets such as land, NGL line pack and natural gas line pack are non-depreciable. The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, we may review depreciation estimates to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values, which would impact future depreciation expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities.  Net cash provided by operating activities was $112.6 million, $113.8 million and $12.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income before non-cash income and expenses and changes in working capital for 2007, 2006 and 2005 were as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Income before non-cash income and expenses	$136.4	$88.2	$61.7
Changes in working capital	(23.9)	25.6	(48.9)

The primary reason for the increased cash flow from income before non-cash income and expenses of $48.2 million from 2006 to 2007 was increased operating income from the Partnership’s expansion in north Texas during 2006 and 2007. The primary reason for the increased cash flow from income before non-cash income and expenses of $26.5 million from 2005 to 2006 was increased operating income from the Partnership’s south Louisiana and NTG acquisitions. Our working capital deficit has decreased from December 31, 2006 to December 31, 2007, as discussed under “Working Capital Deficit” below.

Cash Flows from Investing Activities.  Net cash used in investing activities was $411.4 million, $885.8 million and $614.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our primary investing activities for 2007, 2006 and 2005 were capital expenditures and acquisitions in the Partnership, net of accrued amounts, as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Growth capital expenditures	$403.7	$308.8	$115.5
Acquisitions and asset purchases	—	576.1	505.5
Maintenance capital expenditures	10.8	6.0	5.0

Total	$414.5	$890.9	$626.0

Net cash invested in Midstream assets was $385.8 million for 2007, $746.7 million for 2006 (including $475.4 million related to the acquisition of assets from Chief) and $583.5 million for 2005 (including $489.4 million related to the acquisition of south Louisiana assets from El Paso). Net cash invested in Treating assets was $23.5 million for 2007, $86.8 million for 2006 (including $51.5 million related to the acquisition of Hanover assets) and $35.9 million for 2005 (including $9.3 million related to the acquisition of Graco assets and $6.7 million related to the acquisition of Cardinal assets).

Cash flows from investing activities for the years ended December 31, 2007, 2006 and 2005 also include proceeds from property sales of $3.1 million, $5.1 million and $11.0 million, respectively. These sales primarily related to sales of inactive properties.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $296.0 million, $769.7 million and $592.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our financing activities primarily relate to funding of capital expenditures and acquisitions in the Partnership. Our financings have primarily consisted of borrowings under the Partnership’s bank credit facility, equity offerings and senior note issuances in the Partnership for 2007, 2006 and 2005 as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Net borrowings under bank credit facility	$246.0	$166.0	$289.0
Senior note issuances (net of repayments)	(9.4)	298.5	85.0
Common unit offerings	58.8	—	273.3
Senior subordinated unit offerings	102.6	368.3	51.1

Dividends to shareholders and distributions to non-controlling partners in the Partnership represent our primary use of cash in financing activities. Total cash distributions made during the last three years were as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Dividends to shareholders	$42.6	$34.7	$21.6
Non-controlling partners	39.0	34.9	15.2

Total	$81.6	$69.6	$36.8

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. Changes in drafts payable for 2007, 2006 and 2005 were as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Increase (decrease) in drafts payable	$(19.0)	$18.1	$(8.8)

Working Capital Deficit.  We had a working capital deficit of $39.3 million as of December 31, 2007, primarily due to drafts payable of $28.9 million as of the same date. As discussed under “Cash Flows” above, in order to reduce our interest costs we do not borrow money to fund outstanding checks until they are presented to the bank. We borrow money under the Partnership’s $1.185 billion credit facility to fund checks as they are presented. As of December 31, 2007, we had approximately $323.7 million of available borrowing capacity under this facility.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of December 31, 2007 and 2006.

December 2007 Sale of Common Units.  On December 19, 2007, the Partnership issued 1,800,000 common units representing limited partner interests in the Partnership at a price of $33.28 per unit for net proceeds of $57.6 million. We made a general partner contribution of $1.2 million in connection with the issuance to maintain our 2% general partner interest.

March 2007 Sale of Senior Subordinated Series D Units.  On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests in a private offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units will not receive a distribution nor be readily transferable for two years. We made a general partner contribution of $2.7 million in connection with this issuance to maintain our 2% general partner interest. The senior subordinated series D units will automatically convert into common units on March 23, 2009 at a ratio of one common unit for each senior subordinated series D unit, subject to adjustment depending on the achievement of financial metrics in the fourth quarter of 2008. The senior subordinated series D units are not entitled to distributions of available cash or allocations of net income/loss from the Partnership until March 23, 2009.

June 2006 Sale of Senior Subordinated Series C Units.  On June 29, 2006, the Partnership issued an aggregate of 12,829,650 senior subordinated series C units representing limited partner interests in a private equity offering for net proceeds of $359.3 million. The senior subordinated series C units were issued at $28.06 per unit, which represented a discount of 25% to the market value of common units on such date. We purchased 6,414,830 of the senior subordinated series C units and made a general partner contribution of $9.0 million in connection with this issuance to maintain our 2% general partner interest. The senior subordinated series C units automatically converted to common units on February 16, 2008 at a ratio of one common unit for each senior subordinated series C unit. The senior subordinated series C units were not entitled to distributions of available cash until their conversion to common units.

November 2005 Sale of Senior Subordinated B Units.  On November 1, 2005, the Partnership issued 2,850,165 senior subordinated series B units in a private placement for a purchase price of $36.84 per unit. It received net proceeds of approximately $107.1 million, including our general partner contribution of $2.1 million and expenses associated with the sale. The senior subordinated series B units automatically converted into common units on November 14, 2005 at a ratio of one common unit for each senior subordinated series B unit and were not entitled to distributions paid on November 14, 2005.

November 2005 Public Offering.  In November 2005, the Partnership issued 3,731,050 common units to the public at a purchase price of $33.25 per unit. The offering resulted in net proceeds to the Partnership of $120.9 million, including our general partner contribution of $2.5 million and net of expenses associated with the offering.

June 2005 Sale of Senior Subordinated Units.  In June 2005, the Partnership issued 1,495,410 senior subordinated units in a private equity offering for net proceeds of $51.1 million, including our general partner contribution of $1.1 million. These units automatically converted to common units on a one-for-one basis on February 24, 2006. The senior subordinated units received no distributions until their conversion to common units in February 2006.

Capital Requirements.  The natural gas gathering, transmission, treating and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. The Partnership’s capital requirements have consisted primarily of, and it anticipates will continue to be:

•	growth capital expenditures such as those to acquire additional assets to grow the business, to expand and upgrade gathering systems, transmission capacity, processing plants or treating plants, and to construct or acquire new pipelines, processing plants or treating plants, and expenditures made in support of that growth; and

•	maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain existing operating capacity of assets and to extend their useful lives, or other capital expenditures which do not increase the partnership’s cash flows.

Given the Partnership’s objective of growth through large capital expansions and acquisitions, it anticipates that it will continue to invest significant amounts of capital to grow and to build and acquire assets. The Partnership actively considers a variety of assets for potential development or acquisition. The Partnership is continuing its build-out of its north Texas facilities during 2008, including a 29-mile natural gas gathering pipeline in north Johnson County, Texas, which is under construction and scheduled to be completed in the second quarter of 2008.

The Partnership believes that cash generated from operations will be sufficient to meet its present quarterly distribution level of $0.61 per unit and to fund a portion of anticipated capital expenditures through December 31, 2008. Total capital expenditures are budgeted to be approximately $250 million in 2008 including approximately $23 million for maintenance capital expenditures. In 2008, it is possible that not all of the planned projects will be commenced or completed. The Partnership expects to fund maintenance capital expenditures from operating cash flows. It expects to fund the growth capital expenditures from the proceeds of borrowings under the bank credit facility discussed below, and with other debt and equity sources. Our ability to pay dividends to our stockholders and to fund planned capital expenditures and to make acquisitions will depend upon the Partnership’s future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond our control.

Total Contractual Cash Obligations.  A summary of the Partnership’s total contractual cash obligations as of December 31, 2007, is as follows:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)

Long-Term Debt	$1,223.1	$9.4	$9.4	$20.3	$766.0	$93.0	$325.0
Interest Payable on Fixed Long-Term Debt Obligations	196.4	32.8	32.1	31.0	29.8	26.3	44.4
Capital Lease Obligations	4.7	0.4	0.4	0.4	0.4	0.4	2.7
Operating Leases	104.9	24.7	21.4	18.4	17.3	16.3	6.8
Unconditional Purchase Obligations	25.7	25.7	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—	—	—

Total Contractual Obligations	$1,554.8	$93.0	$63.3	$70.1	$813.5	$136.0	$378.9

The above table does not include any physical or financial contract purchase commitments for natural gas.

The Partnership’s interest payable under its Credit Facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates which will vary from time to time. Based on balances outstanding and rates in effect at December 31, 2007, annual interest payments would be $49.8 million. The interest amounts also exclude estimates of the effect of our interest rate swap contracts.

The unconditional purchase obligations for 2008 relate to purchase commitments for equipment. The Partnership has also committed to contract for 150,000 MMBtu/day of firm transportation capacity on a pipeline that is expected to be in service in the fourth quarter of 2008. This commitment is not reflected in the summary above since the pipeline is not yet constructed. Under the transportation commitment agreement with Boardwalk Pipeline Partners, L.P., we will be obligated to issue an $80.0 million letter of credit if demanded by Boardwalk prior to the commencement of operation of this new pipeline.

Description of Indebtedness

As of December 31, 2007 and 2006, long-term debt consisted of the following (in thousands):

	2007	2006

Bank credit facility, interest based on Prime or LIBOR plus an applicable margin, interest rates at December 31, 2007 and 2006 were 6.71% and 7.20%, respectively	$734,000	$488,000
Senior secured notes, weighted average interest rates at December 31, 2007 and 2006 of 6.75% and 6.76%, respectively	489,118	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,223,118	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,213,706	$977,118

Credit Facility.  In September 2007, the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of December 31, 2007, $861.3 million was outstanding under the bank credit facility, including $127.3 million of letters of credit, leaving approximately $323.7 million available for future borrowing.

Obligations under the bank credit facility are secured by first priority liens on all of the Partnership’s material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in certain of its subsidiaries, and rank pari passu in right of payment with the senior secured notes. The bank credit facility is guaranteed by certain of the Partnership’s subsidiaries. The Partnership may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

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

In April 2007, the Partnership amended its bank credit facility, effective as of March 28, 2007, to increase the maximum permitted leverage ratio for the fiscal quarter ending September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated pro forma earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility, the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

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

The bank credit facility contains a covenant requiring us to maintain a minimum interest coverage ratio (as defined in the credit agreement), measured quarterly on a rolling four-quarter basis, equal to 3.0 to 1.0.

Each of the following will be an event of default under the bank credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

•	certain judgments against the Partnership or any of its subsidiaries, in excess of certain allowances;

•	certain ERISA events involving the Partnership or the Partnership’s subsidiaries;

•	a change in control (as defined in the credit agreement); and

•	the failure of any representation or warranty to be materially true and correct when made.

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note (5) to the financial statements for a discussion of interest rate swaps.

Senior Secured Notes.  The Partnership entered into a master shelf agreement with an institutional lender in 2003 that was amended in subsequent years to increase availability under the agreement, pursuant to which it issued the following senior secured notes (dollars in thousands):

		Interest
Month Issued	Amount	Rate	Maturity	Principal Payment Terms

June 2003	$30,000	6.95%	7 years	Quarterly payments of $1,765 from June 2006-June 2010
July 2003	10,000	6.88%	7 years	Quarterly payments of $588 from July 2006-July 2010
June 2004	75,000	6.96%	10 years	Annual payments of $15,000 from July 2010-July 2014
November 2005	85,000	6.23%	10 years	Annual payments of $17,000 from November 2010-December 2014
March 2006	60,000	6.32%	10 years	Annual payments of $12,000 from March 2012-March 2016
July 2006	245,000	6.96%	10 years	Annual payments of $49,000 from July 2012-July 2016

Total Issued	505,000
Principal repaid	(15,882)

Balance as of December 31, 2007	$489,118

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

These notes represent senior secured obligations of the Partnership and will rank at least pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with obligations of the Partnership under the credit facility, by first priority liens on all of its material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all its equity interests in certain of its subsidiaries. The senior secured notes are guaranteed by certain of the Partnership’s subsidiaries.

The $40.0 million of senior secured notes issued in 2003 are redeemable, at the Partnership’s option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the master shelf agreement. The senior secured notes issued 2004, 2005 and 2006 provide for a call premium of 103.5% of par beginning three years after issuance at rates declining from 103.5% to 100.0%. The notes are not callable prior to three years after issuance. During 2008 the notes may also incur an additional fee each quarter of 0.15% per annum on the outstanding borrowings if the Partnership’s leverage ratio, as defined in the agreement, exceeds certain levels during such quarterly period.

The master shelf agreement relating to the notes contains substantially the same covenants and events of default as the bank credit facility.

The Partnership was in compliance with all debt covenants at December 31, 2007 and 2006 and expects to be in compliance with debt covenants for the next twelve months.

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

Credit Risk

We are diligent in attempting to ensure that we issue credit to only credit-worthy customers. However, the Partnership’s purchase and resale of gas and NGLs exposes it to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to its overall profitability.

Inflation

Inflation in the United States has been relatively low in recent years in economy as a whole. The midstream natural gas industry has experienced an increase in labor and material costs during the year, although these increases did not have a material impact on our results of operations for the periods presented. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Environmental

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We believe we are in material compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact us. See Item 1. “Business-Environmental Matters.”

Contingencies

On November 15, 2007, Crosstex CCNG received a demand letter from Denbury asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex CCNG processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex CCNG breached the contract by failing to build a processing plant of a certain size and design, resulting in Crosstex CCNG’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex CCNG failed to provide specific notices required under the contract. On December 4, 2007 and again on February 14, 2008, Denbury sent Crosstex CCNG letters demanding that its claim be arbitrated pursuant to an arbitration provision in the contract. Denbury subsequently requested that the parties attempt to mediate the matter before any arbitration proceeding is initiated. Although it is not possible to predict with certainty the ultimate outcome of this matter, we do not believe this will have a material adverse effect on our consolidated results of operations or financial position.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” which we adopted effective January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The adoption of FIN 48 had no material impact to our financial statements. At December 31, 2007, we have no material assets, liabilities or accrued interest associated with uncertain tax positions. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. At December 31, 2007, tax years 2001 through 2007 remain subject to examination by the Internal Revenue Service and applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

On September 13, 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB 108 effective October 1, 2006 with no material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (SFAS 159) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will have no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership’s primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, it is exposed to the risk of changes in interest rates on its floating rate debt.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At December 31, 2007 and 2006, the bank credit facility had outstanding borrowings of $734.0 million and $488.6 million, respectively, which approximated fair value. The Partnership manages a portion of its interest rate exposure on variable rate debt by utilizing interest rate swaps, which allows conversion of a portion of variable rate debt into fixed rate debt. The Partnership entered into interest rate swaps in 2007 covering $450.0 million of the variable rate debt for a period of three years at interest rates ranging from 4.7% to 5.07% (coverage periods end from November 2009 through October 2010). As of December 31, 2007, the fair value of these interest rate swaps was reflected as a liability of $11.3 million ($3.2 million in current liabilities and $8.1 million in long-term liabilities) on the financial statements. The Partnership estimates that a 1% increase or decrease in the interest rate would increase or decrease the fair value of these interest rate swaps by approximately $10.3 million. Considering the interest rate swaps and the amount outstanding on its bank credit facility as of December 31, 2007, the Partnership estimates that a 1% increase or decrease in the interest rate would change its annual interest expense by approximately $2.8 million for periods when the entire portion of the $450.0 million of interest rate swaps are outstanding and $7.3 million for annual periods after 2010 when all the interest rate swaps lapse.

At December 31, 2007 and 2006, the Partnership had total fixed rate debt obligations of $489.1 million and $498.5 million, respectively, consisting of its senior secured notes with a weighted average interest rate of 6.75%. The fair value of these fixed rate obligations was approximately $500.5 million and $503.9 million as of December 31, 2007 and 2006, respectively. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rated debt (its senior secured notes) by $11.4 million based on the debt obligations as of December 31, 2007.

Commodity Price Risk

Approximately 4.3% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. As of December 31, 2007, the Partnership has hedged approximately 95% of its exposure to natural gas price fluctuations through December 2008 and approximately 34% of its exposure to natural gas price fluctuations for 2009.

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

The Partnership also has hedges in place covering liquids volumes it expects to receive under percent of proceeds contracts. At its south Louisiana plants, it has hedged approximately 80% of exposure through May 2008 and at various levels less than 50% from June 2008 through the first quarter of 2009. Other Partnership assets, have hedged approximately 69% of their exposure through June 2008 and at various levels less than 50% from July 2008 through the first quarter of 2009.

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

As of December 31, 2007, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $9.3 million. The aggregate effect of a hypothetical 10% increase in gas and NGLs prices would result in an increase of approximately $5.9 million in the net fair value liability of these contracts as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-44 of this Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” on page F-2.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows information about our executive officers. Executive officers serve until their successors are elected or appointed.

Name	Age	Position with Crosstex Energy GP, LLC

Barry E. Davis(1)	46	President, Chief Executive Officer and Director
Robert S. Purgason	51	Executive Vice President — Chief Operating Officer
Jack M. Lafield	57	Executive Vice President — Corporate Development
William W. Davis(1)	54	Executive Vice President and Chief Financial Officer
Joe A. Davis(1)	47	Executive Vice President, General Counsel and Secretary

(1)	Not related.

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

Jack M. Lafield, Executive Vice President — Corporate Development, joined our predecessor in August 2000. For five years prior to joining Crosstex, Mr. Lafield was Managing Director of Avia Energy, an energy consulting group, and was involved in all phases of acquiring, building, owning and operating midstream assets and natural gas reserves. He also provided project development and consulting in domestic and international energy projects to major industry and financing organizations, including development, engineering, financing, implementation and operations. Prior to consulting, Mr. Lafield held positions of President and Chief Executive Officer of Triumph Natural Gas, Inc., a private midstream business he founded, President and Chief Operating Officer of Nagasco, Inc. (a joint venture with Apache Corporation), President of Producers’ Gas Company, and Senior Vice President of Lear Petroleum Corp. Mr. Lafield holds a B.S. degree in Chemical Engineering from Texas A&M University, and is a graduate of the Executive Program at Stanford University.

William W. Davis, Executive Vice President and Chief Financial Officer, joined our predecessor in September 2001, and has over 25 years of finance and accounting experience. Mr. Davis has served as our Chief Financial Officer since joining our predecessor. Prior to joining our predecessor, Mr. Davis held various positions with Sunshine Mining and Refining Company from 1983 to September 2001, including Vice President-Financial Analysis from 1983 to 1986, Senior Vice President and Chief Accounting Officer from 1986 to 1991 and Executive Vice President and Chief Financial Officer from 1991 to 2001. In addition, Mr. Davis served as Chief Operating Officer in 2000 and 2001. Mr. Davis graduated magna cum laude from Texas A&M University with a B.B.A. in Accounting and is a Certified Public Accountant.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our employees, officers, and directors, with regard to company-related activities. The Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact Denise LeFevre at 214-721-9245 to request a copy of the Code or send your request to Crosstex Energy, Inc., Attn: Denise LeFevre, 2501 Cedar Springs, Dallas, Texas 75201. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Other

The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Stockholder Proposals and Other Matters” that appear in our proxy statement for the 2008 annual meeting of stockholders (see “2008 Proxy Statement”), set forth certain information with respect to our directors and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

Item 11.	Executive Compensation

The section entitled “Executive Compensation” that appears in the 2008 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the Compensation Committee of our board of directors on executive compensation, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Security Ownership of Certain Beneficial Owners and Management” that appears in the 2008 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of us, and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The section entitled “Certain Relationships and Related Party Transactions” that appears in the 2008 Proxy Statement sets forth certain information with respect to certain relationships and related party transactions, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The section entitled “Auditors” that appears in the 2008 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(1) See the Index to Financial Statements on page F-1.

(2) See Schedule I — Parent Company Statements on page F-42 and Schedule II — Valuation and Qualifying Accounts on Page F-45.

(3) Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006.
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).

Number			Description

3.6		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.7		—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.8		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.12		—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13		—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14		—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.17		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.1		—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.2		—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy, Inc., Chieftain Capital Management, Inc., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LB I Group Inc., Lubar Equity Fund, LLC and Tortoise North American Energy Corp. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
10.1		—	Omnibus Agreement dated December 17, 2002, among Crosstex Energy, Inc. and certain other parties (incorporated by reference from Exhibit 10.5 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.2†	—	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.2 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.3†	—	Crosstex Energy GP, LLC Long-Term Incentive Plan dated July 12, 2002 (incorporated by reference from Exhibit 10.4 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.4†	—	Amendment to Crosstex Energy GP, LLC Long-Term Incentive Plan, dated May 2, 2005 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 2, 2005, filed with the Commission on May 6, 2005).

Number			Description

10.5		—	Agreement Regarding 2003 Registration Statement and Waiver and Termination of Stockholders’ Agreement, dated October 27, 2003 (incorporated by reference from Exhibit 10.4 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.6†	—	Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
10.7		—	Registration Rights Agreement, dated December 31, 2003 (incorporated by reference from Exhibit 10.6 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8		—	Fourth Amended and Restated Credit Agreement, dated November 1, 2005, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005).
10.9		—	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 24, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 13, 2006, filed with the Commission on March 16, 2006).
10.10		—	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
10.11		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007 among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.12		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.13		—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).
10.14		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 30, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.15		—	Purchase and Sale Agreement, dated as of May 1, 2006, by and between Crosstex Energy Services, L.P., Chief Holdings LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 1, 2006, filed with the Commission on May 4, 2006).
10.16		—	Seminole Gas Processing Plant Gaines County, Texas Joint Operating Agreement dated January 1, 1993 (incorporated by reference to Exhibit 10.10 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
10.17		—	Stock Purchase Agreement, dated as of May 16, 2006, by and among Crosstex Energy, Inc. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 16, 2006, filed with the Commission on May 17, 2006).

Number			Description

10.18		—	Senior Subordinated Series C Unit Purchase Agreement, dated May 16, 2006, by and among Crosstex Energy, L.P. and each of the Purchasers thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 16, 2006, filed with the Commission on May 17, 2006).
10.19		—	Senior Subordinated Series D Unit Purchase Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10.20		—	Registration Rights Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10	.21†	—	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10	.22†	—	Form of Performance Unit Agreement (incorporated by reference to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10	.23†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.24		—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy, L.P., Chieftain Capital Management, Inc., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LB I Group Inc., Tortoise Energy Infrastructure Corporation, Lubar Equity Fund, LLC and Crosstex Energy, Inc. (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
21	.1*	—	List of Subsidiaries.
23	.1*	—	Consent of KPMG LLP.
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As required by Item 14(a)(3), this exhibit is identified as a compensatory benefit plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2008.

CROSSTEX ENERGY, INC.

By:	/s/ Barry E. Davis
Barry E. Davis,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS Barry E. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ LELDON E. ECHOLS Leldon E. Echols	Director	February 29, 2008

/s/ JAMES C. CRAIN James C. Crain	Director	February 29, 2008

/s/ BRYAN H. LAWRENCE Bryan H. Lawrence	Chairman of the Board	February 29, 2008

/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	February 29, 2008

/s/ CECIL E. MARTIN Cecil E. Martin	Director	February 29, 2008

/s/ ROBERT F. MURCHISON Robert F. Murchison	Director	February 29, 2008

/s/ WILLIAM W. DAVIS William W. Davis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Crosstex Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Crosstex Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Crosstex Energy, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 29, 2008

The Board of Directors and Stockholders
Crosstex Energy, Inc.:

We have audited Crosstex Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 29, 2008

CROSSTEX ENERGY, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,853	$10,635
Accounts receivable:
Trade, net of allowance for bad debts of $985 and $618, respectively	46,441	35,787
Accrued revenues	443,448	331,236
Imbalances	3,865	5,159
Note receivable	1,026	926
Other	2,531	2,864
Fair value of derivative assets	8,589	23,048
Natural gas and natural gas liquids, prepaid expenses and other	16,098	10,574

Total current assets	529,851	420,229

Property and equipment:
Transmission assets	468,692	335,599
Gathering systems	460,420	285,706
Gas plants	565,464	460,822
Other property and equipment	65,561	32,304
Construction in process	79,889	129,373

Total property and equipment	1,640,026	1,243,804
Accumulated depreciation	(213,480)	(136,562)

Total property and equipment, net	1,426,546	1,107,242

Fair value of derivative assets	1,337	3,812
Intangible assets, net of accumulated amortization of $60,118 and $31,673, respectively	610,076	638,602
Goodwill	25,402	25,396
Other assets, net	9,617	11,417

Total assets	$2,602,829	$2,206,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Drafts payable	$28,931	$47,948
Accounts payable	13,727	31,764
Accrued gas purchases	427,293	325,151
Accrued imbalances payable	9,447	2,855
Accrued construction in process costs	12,732	29,942
Fair value of derivative liabilities	21,066	12,141
Current portion of long-term debt	9,412	10,012
Other current liabilities	46,573	30,507

Total current liabilities	569,181	490,320

Fair value of derivative liabilities	9,426	2,558
Deferred tax liability	71,563	66,186
Long-term debt	1,213,706	977,118
Other long-term liabilities	3,553	—
Interest of non-controlling partners in the Partnership	489,034	391,103
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock (150,000,000 shares authorized, $.01 par value, 46,019,235 and 45,941,187 issued and outstanding in 2007 and 2006, respectively)	463	463
Additional paid-in capital	267,859	263,264
Retained earnings (deficit)	(16,878)	13,535
Accumulated other comprehensive income (loss)	(5,078)	2,151

Total stockholders’ equity	246,366	279,413

Total liabilities and stockholders’ equity	$2,602,829	$2,206,698

See accompanying notes to consolidated financial statements

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Midstream	$3,791,316	$3,075,481	$2,982,874
Treating	65,025	63,813	48,606
Profit on energy trading activities	4,090	2,510	1,568

Total revenues	3,860,431	3,141,804	3,033,048

Operating costs and expenses:
Midstream purchased gas	3,468,924	2,859,815	2,860,823
Treating purchased gas	7,892	9,463	9,706
Operating expenses	127,794	101,036	56,768
General and administrative	64,304	47,707	34,145
(Gain) loss on derivatives	(5,666)	(1,599)	9,968
Gain on sale of property	(1,667)	(2,108)	(8,138)
Depreciation and amortization	108,926	82,792	36,070

Total operating costs and expenses	3,770,507	3,097,106	2,999,342

Operating income	89,924	44,698	33,706
Other income (expense):
Interest expense, net of interest income	(78,041)	(51,051)	(15,332)
Other income	683	1,774	391

Total other income (expense)	(77,358)	(49,277)	(14,941)

Income (loss) before gain on issuance of units by the Partnership, income taxes and interest of non-controlling partners in the Partnership’s net income	12,566	(4,579)	18,765
Gain on issuance of units of the Partnership	7,461	18,955	65,070
Income tax provision	(11,049)	(11,118)	(30,047)
Interest of non-controlling partners in the Partnership’s net income (loss)	3,198	13,027	(4,652)

Net income before cumulative effect of change in accounting principle	12,176	16,285	49,136
Cumulative effect of change in accounting principle	—	170	—

Net income	$12,176	$16,455	$49,136

Net income before cumulative effect of change in accounting principle per common share:
Basic	$0.26	$0.39	$1.29

Diluted	$0.26	$0.39	$1.26

Cumulative effect of change in accounting principle per common share:
Basic	—	—	—
Diluted	—	—	—
Net income per common share:
Basic	$0.26	$0.39	$1.29

Diluted	$0.26	$0.39	$1.26

Weighted-average shares outstanding:
Basic	45,988	42,168	37,956
Diluted	46,607	42,666	38,871
Dividends per share:
Common	$0.91	$0.807	$0.563

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity
	(In thousands)

Balance, December 31, 2004	12,256	$122	72,593	4,214	4	$76,933
Proceeds from exercise of stock options	681	7	3,803	—	—	3,810
Shares repurchased and cancelled	(177)	(2)	(8,232)	—	—	(8,234)
Capital contribution related to deferred tax Benefits	—	—	10,185	—	—	10,185
Stock-based compensation	—	—	1,838	—	—	1,838
Common dividends	—	—	—	(21,603)	—	(21,603)
Net income	—	—	—	49,136	—	49,136
Non-controlling partners’ share of other comprehensive income in Partnership	—	—	—	—	552	552
Hedging gains or losses reclassified to Earnings	—	—	—	—	2,748	2,748
Adjustment in fair value of derivatives	—	—	—	—	(4,118)	(4,118)

Balance, December 31, 2005	12,760	127	80,187	31,747	(814)	111,247
Three-for-one common stock split	30,628	309	(309)	—	—	—
Issuance of common stock, net of offering costs of $282	2,550	26	179,694	—	—	179,720
Proceeds from exercise of stock options	3	1	125	—	—	126
Stock-based compensation	—	—	3,567	—	—	3,567
Common dividends	—	—	—	(34,667)	—	(34,667)
Net income	—	—	—	16,455	—	16,455
Hedging gains or losses reclassified to earnings	—	—	—	—	(1,361)	(1,361)
Adjustment in fair value of derivatives	—	—	—	—	4,326	4,326

Balance, December 31, 2006	45,941	$463	$263,264	$13,535	$2,151	$279,413
Conversion of restricted stock to common, net of shares withheld for taxes	63	—	(919)	—	—	(919)
Proceeds from exercise of stock options	15	—	98	—	—	98
Stock-based compensation	—	—	5,416	—	—	5,416
Common dividends	—	—	—	(42,589)	—	(42,589)
Net income	—	—	—	12,176	—	12,176
Non-controlling partners’ share of other comprehensive income in Partnership	—	—	—	—	281	281
Hedging gains or losses reclassified to earnings	—	—	—	—	(963)	(963)
Adjustment in fair value of derivatives	—	—	—	—	(6,547)	(6,547)

Balance, December 31, 2007	46,019	$463	$267,859	$(16,878)	$(5,078)	$246,366

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$12,176	$16,455	$49,136
Non-controlling partners’ share of other comprehensive income in the Partnership, net of taxes of $0, $0 and $315, respectively	281	—	552
Hedging gains or losses reclassified to earnings, net of taxes of $(564), $(779) and $1,572, respectively	(963)	(1,361)	2,748
Adjustment in fair value of derivatives, net of taxes of $(3,783), $2,460 and $(2,352), respectively	(6,547)	4,326	(4,118)

Comprehensive income	$4,947	$19,420	$48,318

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$12,176	$16,455	$49,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,926	82,792	36,070
Non-cash stock based compensation	12,259	8,579	3,672
Cumulative effect of change in accounting principle	—	(170)	—
Gain on sale of property	(1,667)	(2,108)	(8,138)
Deferred tax expense	10,338	11,386	30,047
Interest of non-controlling partners in the Partnership net (income) loss	(3,198)	(13,027)	4,652
Gain on issuance of units of the Partnership	(7,461)	(18,955)	(65,070)
Non-cash derivatives loss	2,418	550	10,208
Amortization of debt issue costs	2,639	2,694	1,127
Changes in assets and liabilities net of acquisition effects:
Accounts receivable, accrued revenue, and other	(121,285)	78,338	(166,300)
Natural gas and natural gas liquids, prepaid expenses and other	(5,498)	12,999	(1,570)
Accounts payable, accrued gas purchases, and other accrued liabilities	102,096	(65,694)	132,971
Fair value of derivatives	835	—	(13,963)

Net cash provided by operating activities	112,578	113,839	12,842

Cash flows from investing activities:
Additions to property and equipment	(414,452)	(314,766)	(120,539)
Acquisitions and asset purchases	—	(576,110)	(505,518)
Proceeds from sale of property	3,070	5,051	10,991
(Increase) decrease to other non-current assets	—	—	244

Net cash used in investing activities	(411,382)	(885,825)	(614,822)

Cash flows from financing activities:
Proceeds from borrowings	1,189,500	1,708,500	1,798,250
Payments on borrowings	(953,512)	(1,244,021)	(1,424,300)
Capital lease obligations	3,553	—	—
Increase (decrease) in drafts payable	(19,017)	18,094	(8,812)
Debt refinancing costs	(892)	(5,646)	(6,919)
Distributions to non-controlling partners in the Partnership	(38,960)	(34,902)	(15,213)
Common dividends paid	(42,589)	(34,667)	(21,603)
Proceeds from exercise of common stock options	98	126	3,810
Proceeds from exercise of Partnership unit options	1,598	3,328	1,345
Net proceeds from issuance of units of the Partnership	157,491	179,185	273,255
Contributions from minority interest party	—	—	786
Common stock repurchased and cancelled	(329)	—	(8,234)
Net proceeds from sale of common stock	(919)	179,720	—

Net cash provided by financing activities	296,022	769,717	592,365

Net decrease in cash and cash equivalents	(2,782)	(2,269)	(9,615)
Cash and cash equivalents, beginning of period	10,635	12,904	22,519

Cash and cash equivalents, end of period	$7,853	$10,635	$12,904

Cash paid for interest	$79,648	$46,794	$14,598
Cash paid (refunded) for income taxes	$(45)	$(847)	$496

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1)	Organization and Summary of Significant Agreements:

(a)	Description of Business

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

(b)	Organization

On July 12, 2002, the Company formed Crosstex Energy, L.P. (herein referred to as the Partnership or CELP), a Delaware limited partnership. Crosstex Energy GP, L.P., a wholly owned subsidiary of the Company, is the general partner of the Partnership. The Company also owned 4,668,000 subordinated units, 6,414,830 senior subordinated series C units, and 5,332,000 common units in the Partnership through its wholly-owned subsidiaries on December 31, 2007 which represented 36.0% of the limited partner interests in the Partnership. In February 2008, 4,668,000 of the Partnership’s subordinated units and 6,414,830 senior subordinated series C units held by the Company converted to common units so the Company’s ownership of common units is 16,414,830 upon this conversion.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(c)	Natural Gas and Natural Gas Liquids Inventory

Inventories of products consist of natural gas and natural gas liquids. The Company reports these assets at the lower of cost or market.

(d)	Property, Plant, and Equipment

Property, plant and equipment consists of intrastate gas transmission systems, gas gathering systems, industrial supply pipelines, NGL pipelines, natural gas processing plants, NGLs fractionation plants, an undivided 12.4% interest in a carbon dioxide processing plant, dew point control and gas treating plants.

Other property and equipment is primarily comprised of computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interests costs totaling $4.8 million, $5.4 million and $0.9 million were capitalized for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation is provided using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives

Transmission assets	15-30 years
Gathering systems	7-15 years
Gas treating, gas processing and carbon dioxide plants	15 years
Other property and equipment	3-10 years

Depreciation expense of $80.4 million, $68.9 million and $31.7 million was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, requires long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, the Company compares the net book value of the asset to the undiscounted expected future net cash flows. If an impairment has occurred, the amount of such impairment is determined based on the expected future net cash flows discounted using a rate commensurate with the risk associated with the asset. No impairments were incurred during the three-year period ended December 31, 2007.

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

The Company has approximately $25.4 million of goodwill at December 31, 2007 and 2006. During the formation of the Partnership in May 2001, $5.4 million of goodwill was created and later amortized by $0.5 million. Approximately $1.7 million and $1.4 million of goodwill resulted from the Cardinal acquisitions in May 2005 and

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

October 2006, respectively. Approximately $16.5 million of goodwill resulted from the Hanover acquisition in February 2006. The goodwill related to the formation of the Partnership has been allocated to the Midstream segment and the goodwill resulting from the Cardinal and Hanover acquisitions is allocated to the Treating segment. Goodwill is assessed at least annually for impairment. During the fourth quarter of 2007, the Company completed the annual impairment testing of goodwill and no impairment was incurred.

Intangible assets consist of customer relationships and the value of the dedicated and non-dedicated acreage attributable to pipeline, gathering and processing systems. The Chief acquisition, as discussed in Note (4), included $395.6 million of such intangibles, including the Devon Energy Corporation (Devon) gas gathering agreement. Intangible assets other than the intangibles associated with the Chief acquisition are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from three to 15 years. The intangible assets associated with the Chief acquisition are being amortized using the units of throughput method of amortization. The weighted average amortization period for intangible assets is 17.7 years. Amortization of intangibles was approximately $28.5 million, $13.9 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes the Company’s estimated aggregate amortization expense for the next five years (in thousands):

2008	$32,582
2009	42,222
2010	45,548
2011	47,356
2012	49,443
Thereafter	392,925

Total	$610,076

(f)	Other Assets

Unamortized debt issuance costs totaling $9.6 million and $11.4 million as of December 31, 2007 and 2006, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense over the term of the related debt. Debt issuance costs are amortized into interest expense using the effective-interest method over the term of the debt for the senior secured notes. Debt issuance costs are amortized using the straight-line method over the term of the debt for the bank credit facility because borrowings under the bank credit facility cannot be forecasted for an effective-interest computation.

(g)	Gas Imbalance Accounting

Quantities of natural gas over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas. The Company had an imbalance payable of $9.4 million and $2.9 million at December 31, 2007 and 2006, respectively, which approximates the fair value for these imbalances. The Company had an imbalance receivable of $3.9 million and $5.2 million at December 31, 2007 and 2006, respectively, which are carried at the lower of cost or market value.

(h)	Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which became effective at December 31, 2005. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143. The Company did not provide any asset retirement obligations as of December 31, 2007 or 2006 because it does not have sufficient information as set forth in FIN 47 to reasonably estimate such obligations and the Company has no current intention of discontinuing use of any significant assets.

(i)	Revenue Recognition

The Company recognizes revenue for sales or services at the time the natural gas or NGLs are delivered or at the time the service is performed. The Company generally accrues one to two months of sales and the related gas purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates. Purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the statements of operations in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent.” Except for fee based arrangements and energy trading activities related to “off-system” gas marketing operations discussed in Note 2(k), we act as the principal in these purchase and sale transactions, assume the risk and reward of ownership as evidenced by title transfer, and schedule the transportation and assume credit risk.

The Company accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

(j)	Derivatives

The Partnership uses derivatives to hedge against changes in cash flows related to product price and interest rate risks, as opposed to their use for trading purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be recorded on the balance sheet at fair value. It generally determines the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on the balance sheet in fair value of derivative assets or liabilities.

Realized and unrealized gains and losses on derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, are recorded as gain or loss on derivatives in the consolidated statement of operations. Unrealized gains and losses on effective cash flow hedge derivatives are recorded as a component of accumulated other comprehensive income. When the hedged transaction occurs, the realized gain or loss on the hedge derivative is transferred from accumulated other comprehensive income to earnings. Realized gains and losses on commodity hedge derivatives are recognized in revenues, and realized gains and losses on interest hedge derivatives are recorded as adjustments to interest expense. Settlements of derivatives are included in cash flows from operating activities.

(k)	Energy Trading Activities

The Company conducts “off-system” gas marketing operations as a service to producers on systems that the Company does not own. The Company refers to these activities as part of its energy trading activities. In some cases, the Company earns an agency fee from the producer for arranging the marketing of the producer’s natural gas. In other cases, the Company purchases the natural gas from the producer and enters into a sales contract with another party to sell the natural gas. The revenue and cost of sales for energy trading activities are shown net in the Statement of Operations.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company manages its price risk related to future physical purchase or sale commitments for its energy trading activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance the Company’s future commitments and significantly reduce its risk to the movement in natural gas prices. However, the Company is subject to counterparty risk for both the physical and financial contracts. The Company’s energy trading contracts qualify as derivatives, and accordingly, the Company continues to use mark-to-market accounting for both physical and financial contracts of its energy trading activities. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to the Company’s energy trading activities are recognized in earnings as gain or loss on derivatives immediately. Net realized gains and losses on settled contracts are reported in profit on energy trading activities.

Margins earned on settled contracts from its energy trading activities included in profit on energy trading activities in the consolidated statement of operations were $4.1 million, $2.5 million, and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Energy trading contract volumes that were physically settled were as follows (in MMBTUs):

	Years Ended December 31,
	2007	2006	2005

Volumes purchased and sold	34,432,000	50,563,000	66,065,000

(l)	Comprehensive Income (Loss)

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited as the Company’s customers represent a broad and diverse group of energy marketers and end users. In addition, the Company continually monitors and reviews credit exposure to its marketing counterparties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Company records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Company had a reserve for uncollectible receivables as of December 31, 2007, 2006 and 2005 of $1.0 million, $0.6 million and $0.3 million, respectively.

During 2007 and 2006, Dow Hydrocarbons accounted for 11.8% and 13.4%, respectively, of the consolidated revenue of the Company. During 2005, Formosa Hydrocarbons accounted for 10.6% of the consolidated revenue. As the Company continues to grow and expand, this relationship between individual customer sales and consolidated total sales is expected to continue to change. While these customers represent a significant percentage of revenues, the loss of either would not have a material adverse impact on the Company’s results of operations.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(o)	Environmental Costs

Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2007, 2006 and 2005, such expenditures were not significant.

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

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cost of share-based compensation charged to general and administrative expense	$10,417	$7,448	$3,660
Cost of share-based compensation charged to operating expense	1,842	1,131	398

Total amount charged to income before cumulative effect of accounting change	$12,259	$8,579	$4,058

Interest of non-controlling partners in share-based compensation	$4,214	$2,857	$869

Amount of related income tax benefit recognized in income	$2,982	$2,121	$1,116

Share-based compensation expense recorded in 2005 included $0.5 million related to the accelerated vesting of 7,060 common unit options of the Partnership and 10,000 common share options of the Company.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Had compensation cost for the Company been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation for the year ended December 31, 2005 the Company’s net income (loss) would have been as follows (in thousands except per share amounts):

Year Ended 2005

Net income, as reported	$49,136
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,027
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,252)

Pro forma net income (loss)	$48,911

Net income per common share, as reported:
Basic	$1.29
Diluted	$1.26
Pro forma net income per common share:
Basic	$1.29
Diluted	$1.27

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model as disclosed in Note (10) — Employee Incentive Plans.

(q)	Sales of Securities by Subsidiaries

The Company recognizes gains and losses in the consolidated statements of income resulting from subsidiary sales of additional equity interest, including exercises of stock options and CELP limited partnership units, to unrelated parties as discussed in Note 3(a).

(r)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” which the Company adopted effective January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The adoption of FIN 48 had no material impact to the Company’s financial statements. At December 31, 2007, the Company has no material assets, liabilities or accrued interest and penalties associated with uncertain tax positions. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. At December 31, 2007, tax years 2001 through 2007 remain subject to examination by the Internal Revenue Service and applicable states. We do not expect any material changes in the balance of our unrecognized tax benefits over the next twelve months.

On September 13, 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 effective October 1, 2006 with no material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning or or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160.

(3)	Public Offerings of Units by CELP and Certain Provisions of the Partnership Agreement

(a)	Issuance of Common Units, Senior Subordinated Units, Senior Subordinated Series C Units and Senior Subordinated Series D Units

On December 19, 2007, the Partnership issued 1,800,000 common units representing limited partner interests in the Partnership at a price of $33.28 per unit for net proceeds of $57.6 million. In addition, CEI made a general partner contribution of $1.2 million in connection with the issuance to maintain its 2% general partner interest.

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units will not receive a distribution nor be readily transferable for two years. CEI made a general partner contribution of $2.7 million in connection with this issuance to maintain its 2% general partner interest.

The senior subordinated series D units will automatically convert into common units representing limited partner interests of the Partnership on March 23, 2009 at a ratio of one common unit for each senior subordinated series D unit, subject to adjustment depending on the achievement of financial metrics in the fourth quarter of 2008. The senior subordinated series D units are not entitled to distributions of available cash or allocation of net income/loss from the Partnership until March 23, 2009.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

On June 24, 2005, the Partnership issued 1,495,410 senior subordinated units (herein referred to as “senior subordinated A units”) in a private equity offering for net proceeds of $51.1 million, including a general partner capital contribution of $1.1 million from CEI. The senior subordinated units were issued at $33.44 per unit, which represented a discount of 13.7% to the market value of common units on such date, and automatically converted to common units on a one-for-one basis on February 24, 2006. The senior subordinated units received no distributions until their conversion to common units.

On June 29, 2006, the Partnership issued an aggregate of 12,829,650 senior subordinated series C units representing limited partner interests of the Partnership in a private equity offering for net proceeds of approximately $359.3 million. The senior subordinated series C units were issued at $28.06 per unit, which represented a discount of 25% to the market value of common units on such date. CEI purchased 6,414,830 of the senior subordinated series C units in addition to a general partner contribution of $9.0 million in connection with this issuance to maintain its 2% general partner interest. The senior subordinated series C units converted into common units representing limited partner interests of the Partnership February 15, 2008. The senior subordinated series C units were not entitled to distributions of available cash from the Partnership until February 15, 2008.

(b)	Subordination Period

The subordination period for the Partnership’s subordinated units (excluding all senior subordinated units) ended on December 31, 2007 and the remaining 4,668,000 subordinated units converted into common units effective February 16, 2008.

The Partnership met the applicable financial tests in the Partnership Agreement for the three consecutive four-quarter periods ending on December 31, 2005 or 2006, therefore 4,666,000 of the subordinated units were converted into common units prior to December 31, 2007. The Partnership met the financial tests for three consecutive four-quarter periods ended December 31, 2007, so the remaining 4,668,000 subordinated units converted to common units upon the payment of the fourth quarter distribution on February 15, 2008.

(c)	Cash Distributions

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

Under the quarterly incentive distribution provisions, generally its general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $24.8 million, $20.4 million and $10.7 million were earned by the Company for the years ended December 31, 2007, 2006 and 2005, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter. The Partnership paid annual per common unit distributions of $2.28, $2.18, and $1.93 for the years ended December 31, 2007, 2006 and 2005, respectively.

(d)	Allocation of Partnership Income

Net income is allocated to Crosstex Energy GP, L.P., a wholly-owned subsidiary of the Company, as the Partnership’s general partner in an amount equal to its incentive distributions as described in Note 3(c) above. The

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

general partner’s share of the Partnership’s net income is reduced by stock-based compensation expense attributed to the Company’s stock options and restricted stock awarded to officers and employees of the Partnership. The remaining net income after incentive distributions and Company-related stock-based compensation is allocated pro rata between the 2% general partner interest, the subordinated units (excluding senior subordinated units), and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income (in thousands):

	Year Ended December 31,
	2007	2006	2005

Income allocation for incentive distributions	$24,802	$20,422	$10,660
Stock-based compensation attributable to CEI’s stock options and restricted shares	(5,441)	(3,545)	(2,223)
2% general partner interest in net income (loss)	(109)	(421)	215

General partner share of net income	$19,252	$16,456	$8,652

The Company also owns limited partner common units, limited partner subordinated units and limited partner senior subordinated series C units in the Partnership. The Company’s share of the Partnership’s net income attributable to its limited partner common and subordinated units was a net loss of $2.0 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively, and net income of $6.3 million for the year ended December 31, 2005.

(4)	Significant Asset Purchases and Acquisitions

In November 2005, the Partnership acquired El Paso Corporation’s processing and natural gas liquids business in south Louisiana for $481.0 million. The assets acquired include 2.3 billion cubic feet per day of processing capacity, 66,000 barrels per day of fractionation capacity, 2.4 million barrels of underground storage and 400 miles of liquids transport lines. The Partnership financed the acquisition with net proceeds totaling $228.0 million from the issuance of common units and senior subordinated series B units (including the 2% general partner contributions totaling $4.7 million made by CEI) and borrowing under its bank credit facility for the remaining balance.

On June 29, 2006, the Partnership expanded its operations in the north Texas area through the acquisition of the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.3 million. The acquired systems, which we refer to in conjunction with the NTP and other facilities in the area as the north Texas assets, included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower.

Simultaneously with the Chief Acquisition, the Partnership entered into a gas gathering agreement with Devon Energy Corporation (Devon) whereby the Partnership has agreed to gather, and Devon has agreed to dedicate and deliver, the future production on acreage that Devon acquired from Chief (approximately 160,000 net acres). Under the agreement, Devon has committed to deliver all of the production from the dedicated acreage into the gathering system, including production from current wells and wells that it drills in the future. The Partnership will expand the gathering system to reach the new wells as they are drilled. The agreement has a 15-year term and provides for fixed gathering fees over the term. In addition to the Devon agreement, approximately 60,000 additional net acres were dedicated to the NTG Assets under agreements with other producers.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership utilized the purchase method of accounting for the acquisition of the NTG assets with an acquisition date of June 29, 2006. The Partnership recognizes the gathering fee income received from Devon and other producers who deliver gas into the NTG assets as revenue at the time the natural gas is delivered. The purchase price and allocation thereof are as follows (in thousands):

Cash paid to Chief	$474,858
Direct acquisition costs	429

Total purchase price	$475,287

Assets acquired:
Current assets	$18,833
Property, plant and equipment	115,728
Intangible assets	395,604
Liabilities assumed:
Current liabilities	(54,878)

Total purchase price	$475,287

Intangibles relate primarily to the value of the dedicated and non-dedicated acreage attributable to the system, including the agreement with Devon, and are being amortized using the units of throughput method of amortization. In June 2007, the Partnership completed its detail review of such capital expenditures and determined that certain of the costs reimbursed to Chief were not in accordance with the PSA and made a claim for reimbursement from Chief. The Partnership was successful in negotiating and collecting a settlement of approximately $7.0 million related to this claim in January 2008. This collection of this settlement was not accrued as part of the purchase price and will be recognized in income when realized during the first quarter of 2008.

The Partnership financed the Chief Acquisition with borrowings of approximately $105.0 million under its bank credit facility, net proceeds of approximately $368.3 million from the private placement of senior subordinated series C units, including approximately $9.0 million of equity contributions from CEI, and $6.0 million of cash.

Operating results for the Chief acquisition have been included in the consolidated statements of operations since June 29, 2006. The following unaudited pro forma results of operations assume that the Chief acquisition occurred on January 1, 2006 (in thousands, except per unit amounts):

Pro Forma (Unaudited)
Year Ended
December 31,
2006

Revenue	$3,155,854
Net income	$15,295
Net income (loss) per share:
Basic	$0.33
Diluted	$0.33
Weighted average common shares outstanding:
Basic	45,941
Diluted	46,439

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

(5)	Investment in Limited Partnerships and Note Receivable

The Partnership owns a 50% interest in CDC and consolidates its investment in CDC pursuant to FIN No. 46R. The Partnership manages the business affairs of CDC. The other 50% joint venture partner (the CDC partner) is an unrelated third party who owns and operates a natural gas field located in Denton County.

In connection with the formation of CDC, the Partnership agreed to loan the CDC Partner up to $1.5 million for their initial capital contribution. The loan bears interest at an annual rate of prime plus 2%. CDC makes payments directly to the Partnership attributable to CDC Partner’s 50% share of distributable cash flow to repay the loan. Any balance remaining on the note is due in August 2008. The balance remaining on the note of $1.0 million is included in current notes receivable as of December 31, 2007.

(6)	Long-Term Debt

As of December 31, 2007 and 2006, long-term debt consisted of the following (in thousands):

	2007	2006

Bank credit facility, interest based on Prime or LIBOR plus an applicable margin, interest rates at December 31, 2007 and 2006 were 6.71% and 7.20%, respectively	$734,000	$488,000
Senior secured notes, weighted average interest rates at December 31, 2007 and 2006 of 6.75% and 6.76%, respectively	489,118	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,223,118	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,213,706	$977,118

Credit Facility.  In September 2007, the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of December 31, 2007, $861.3 million was outstanding under the bank credit facility, including $127.3 million of letters of credit, leaving approximately $323.7 million available for future borrowing.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

•	make certain investments;

•	sell, transfer, assign or convey assets, or engage in certain mergers or acquisitions;

•	make distributions;

•	change the nature of the Partnership’s business;

•	enter into certain commodity contracts;

•	make certain amendments to the Partnership’s or its operating partnership’s partnership agreement; and

•	engage in transactions with affiliates.

In April 2007, the Partnership amended its bank credit facility, effective as of March 28, 2007, to increase the maximum permitted leverage ratio for the fiscal quarter ending September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility, the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

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

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note (12) to the financial statements for a discussion of interest rate swaps.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Notes.  The Partnership entered into a master shelf agreement with an institutional lender in 2003 that was amended in subsequent years to increase availability under the agreement pursuant to which it issued the following senior secured notes (dollars in thousands):

Month Issued	Amount	Interest Rate	Maturity	Principal Payment Terms

June 2003	$30,000	6.95%	7 years	Quarterly payments of $1,765 from June 2006-June 2010
July 2003	10,000	6.88%	7 years	Quarterly payments of $588 from July 2006-July 2010
June 2004	75,000	6.96%	10 years	Annual payments of $15,000 from July 2010-July 2014
November 2005	85,000	6.23%	10 years	Annual payments of $17,000 from November 2010-December 2014
March 2006	60,000	6.32%	10 years	Annual payments of $12,000 from March 2012-March 2016
July 2006	245,000	6.96%	10 years	Annual payments of $49,000 from July 2012-July 2016

Total Issued	505,000
Principal repaid	(15,882)

Balance as of December 31, 2007	$489,118

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

The $40.0 million of senior secured notes issued in 2003 are redeemable, at the Partnership’s option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the master shelf agreement. The senior secured notes issued in 2004, 2005 and 2006 provide for a call premium of 103.5% of par beginning three years after issuance at rates declining from 103.5% to 100.0%. The notes are not callable prior to three years after issuance. During 2008 the notes may also incur an additional fee ranging from 0.08% to 0.15% per annum on the outstanding borrowings if the Partnership’s leverage ratio, as defined in the agreement, exceeds certain levels during such quarterly period.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership was in compliance with all debt covenants at December 31, 2007 and 2006 and expects to be in compliance with debt covenants for the next twelve months.

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

Other Note Payable.  In June 2002, as part of the purchase price of Florida Gas Transmission Company (FGTC), the Partnership issued a note payable for $0.8 million to FGTC that is payable in $0.1 million annual increments through June 2006 with a final payment of $0.6 million paid in June 2007.

Maturities:  Maturities for the long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$9,412
2009	9,412
2010	20,294
2011	766,000
2012	93,000
Thereafter	325,000

(7)	Other Long-Term Liabilities

In November 2007, the Partnership entered into a 10-year capital lease for certain compressor equipment. Assets under capital leases as of December 31, 2007 are summarized as follows (in thousands):

Compressor equipment	$4,011
Less: Accumulated amortization	(29)

Net assets under capital lease	$3,982

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of December 31,2007 (in thousands):

Fiscal Year

2008 through 2012 ($445 annually)	$2,225
Thereafter	2,743
Less: Interest	(980)

Net minimum lease payments under capital lease	3,988
Less: Current portion of net minimum lease payments	(435)

Long-term portion of net minimum lease payments	$3,553

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

The Company provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in thousands).

	2007	2006	2005

Current tax provision	$711	$(268)	$—
Deferred tax provision	10,338	11,386	30,047

	$11,049	$11,118	$30,047

A reconciliation of the provision for income taxes is as follows (in thousands):

	2007	2006	2005

Federal income tax at statutory rate (35)%	$8,129	$9,591	$27,714
State income taxes, net	682	567	1,639
Tax basis adjustment in Partnership related to issuance of common units	2,118	1,151	993
Non-deductible expenses	144	88	9
Other	(24)	(279)	(308)

Tax provision	$11,049	$11,118	$30,047

The principal components of the Company’s net deferred tax liability are as follows (in thousands):

	2007	2006

Deferred income tax assets:
Net operating loss carryforward — current	$4	$718
Net operating loss carryforward — non-current	35,229	23,788
Investment in the Partnership	9,101	6,983
Other comprehensive income	3,009	—
Other	140	100

	47,483	31,589
Less: valuation allowance	(9,101)	(6,983)

	38,382	24,606

Deferred income tax liabilities:
Property, plant, equipment, and intangible assets — current	(501)	(501)
Property, plant, equipment, and intangible assets — non-current	(109,820)	(88,778)
Other comprehensive income	—	(1,231)
Other	(121)	(65)

	(110,442)	(90,575)

Net deferred tax liability	(72,060)	$(65,969)

At December 31, 2007, the Company had a net operating loss carryforward of approximately $94.9 million that expires from 2021 through 2027. The Company also has various state net operating loss carryforwards of approximately $39.6 million which will begin expiring in 2019. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire. Although the Company has generated net operating losses in the past, the

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Company expects to have significant amounts of future taxable income from its investment in the Partnership, generated by the remedial allocations of income among the unitholders and the allocation of income based on the Company’s incentive distribution rights.

The Company generated federal income tax deductions of $3.5 million and $26.9 million, respectively, during 2004 and 2005 attributable to the exercise of the Company’s stock options which contributed to its net operating loss carryforward. The Company reduced its deferred tax liability and recognized a capital contribution of $10.2 million related to the tax benefits attributable to the stock option deductions.

Deferred tax liabilities relating to property, plant, equipment and intangible assets represent, primarily, the Company’s share of the book basis in excess of tax basis for assets inside of the Partnership. The Company has also recorded a deferred tax asset in the amount of $9.1 million relating to the difference between its book and tax basis of its investment in the Partnership. Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The valuation allowance increased $2.1 million from 2006 to 2007 due to the issuance of Partnership common units.

Effective as of January 1, 2007, the Company is now subject to the franchise margin tax enacted by the state of Texas on May 1, 2006. The new tax law had no significant impact on the Company’s net deferred tax liability.

(9)	Retirement Plans

The Company sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The Partnership makes contributions at each compensation calculation period based on the annual discretionary contribution rate. Contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $1.6 million, $1.1 million and $0.6 million, respectively.

(10)	Employee Incentive Plans

(a)	Long-Term Incentive Plan

The Partnership has a long-term incentive plan for its employees, directors, and affiliates who perform services for the Partnership. The plan currently permits the grant of awards covering an aggregate of 4,800,000 common unit options and restricted units. The plan is administered by the compensation committee of the Partnership’s board of directors.

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

The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted units include a tandem award that entitles the participant to receive cash payments equal to the cash distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted units are forfeited. The restricted units granted in 2005, 2006 and 2007 generally cliff vest after three years of service.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2007 is provided below:

		Weighted
		Average
	Number of	Grant-Date
	Units	Fair Value

Crosstex Energy, L.P. Restricted Units:
Non-vested, beginning of period	336,504	$32.01
Granted	224,262	35.26
Vested	(38,052)	23.33
Forfeited	(18,196)	26.99

Non-vested, end of period	504,518	$34.29

Aggregate intrinsic value, end of period (in thousands)	$15,650

In July 2007, the Partnership’s executive officers were granted restricted units based on the accomplishment of certain performance targets. The target number of restricted units for all executives of 47,742 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted unit activity for the year ended December 31, 2007 reflects 47,742 performance-based restricted unit grants for executive officers based on current performance models. The performance-based restricted units are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted units vest in January 2010.

The aggregate intrinsic value of vested units during the years ended December 31, 2007 and 2006 was $1.3 million and $0.7 million, respectively. The fair value of units vested during the years ended December 31, 2007 and 2006 was $0.9 million and $0.3 million, respectively. As of December 31, 2007, there was $6.8 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

Unit options are generally awarded with an exercise price equal to the market price of the Partnership’s common units at the date of grant, although a substantial portion of the unit options granted during 2005 were granted during the second quarter of each fiscal year with an exercise price equal to the market price at the

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

beginning of the fiscal year, resulting in an exercise price that was less than the market price at grant. In accordance with APB No. 25, compensation expense was recorded during 2005 to the extent the market value of the unit exceeded the exercise price of the unit option at the measurement date. The unit options granted in 2005, 2006 and 2007 generally vest based on 3 years of service (one-third after each year of service). The following weighted average assumptions were used for the Black-Scholes option-pricing model for grants in 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Crosstex Energy, L.P. Unit Options Granted:
Weighted average distribution yield	5.75%	5.5%	5.5%
Weighted average expected volatility	32.0%	33.0%	33.0%
Weighted average risk free interest rate	4.39%	4.80%	3.83%
Weighted average expected life	6 years	6 years	5.0 years
Weighted average contractual life	10 years	10 years	10 years
Weighted average of fair value of unit options granted	$6.73	$7.45	$8.42

A summary of the unit option activity for the years ended December 31, 2007, 2006 and 2005 is provided below:

	Years Ended December 31,
	2007			2006				2005
		Weighted				Weighted			Weighted
		Average				Average			Average
	Number of	Exercise		Number of		Exercise		Number	Exercise
	Units	Price		Units		Price		of Units	Price

Outstanding, beginning of period	926,156	$25.70		1,039,832		$18.88		1,043,865	$15.58
Granted	347,599	37.29		286,403		34.62		193,511	32.78
Exercised	(90,032)	18.20		(304,936)		11.19		(127,097)	10.57
Forfeited	(67,688)	29.84		(95,143)		24.56		(70,447)	23.15
Expired	(8,726)	31.60		—		—		—	—

Outstanding, end of period	1,107,309	$29.65		926,156		$25.70		1,039,832	$18.88

Options exercisable at end of period	281,973	$28.05		121,131		$23.58		308,455	$11.34
Weighted average contractual term (years) end of period:
Options outstanding	7.6	—		7.8		—		—	—
Options exercisable	7.1	—		7.5		—		—	—
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,681	—		$13,107		—		—	—
Options exercisable	$1,322	—		$1,970		—		—	—
Weighted average fair value of options granted with an exercise price equal to market price at grant	(a)		(a)		(a)		(a)	—	—
Weighted average fair value of options granted with an exercise price less than market price at grant	(a)		(a)		(a)		(a)	193,511	$8.42

(a)	Disclosure not required under FAS No. 123R. No options were granted with an exercise price less than market value at grant during 2007 and 2006.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of unit options exercised during the years ended December 31, 2007 and 2006 was $1.7 million and $7.6 million, respectively. The fair value of unit options vested during the years ended December 31, 2007 and 2006 was $0.2 million. As of December 31, 2007, there was $2.4 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

(d)	Crosstex Energy, Inc.’s Option Plan and Restricted Stock

The Crosstex Energy, Inc. long-term incentive plan provides for the award of stock options and restricted stock (collectively, “Awards”) for up to 4,590,000 shares of Crosstex Energy, Inc.’s common stock. As of January 1, 2008, approximately 924,533 shares remained available under the long-term incentive plan for future issuance to participants. A participant may not receive in any calendar year options relating to more than 100,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the long-term incentive plan.

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI’s restricted stock granted in 2005, 2006 and 2007 generally cliff vest after three years of service. A summary of the restricted stock activity for the year ended December 31, 2007 is provided below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Crosstex Energy, Inc. Restricted Shares:
Non-vested, beginning of period	751,749	$17.03
Granted	244,578	29.58
Vested	(90,156)	14.14
Forfeited	(45,896)	14.32

Non-vested, end of period	860,275	$21.16

Aggregate intrinsic value, end of period (in thousands)	$32,037

In July 2007, the Partnership’s executive officers were granted restricted shares based on the accomplishment of certain performance targets. The target number of restricted shares for all executives of 55,131 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted share activity for the period ended December 31, 2007 reflects 55,131 performance-based restricted share grants for executive officers based on current performance models. The performance-based restricted shares are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted shares vest in January 2010.

Restricted shares in CEI totaling 186,840 and 404,640 were issued to officers and employees of the Partnership with a weighted-average grant-date fair value of $25.05 and $16.73 per share in 2006 and 2005, respectively. As of December 31, 2007 and 2006, there was $7.0 million and $6.7 million, respectively, of unrecognized compensation costs related to CEI restricted shares for officers and employees.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of vested shares for the year ended December 31, 2007 was $3.1 million, and $0.0 million in 2006. The fair value of shares vested for the year ended December 31, 2007 was $1.3 million and $0.0 million in 2006.

No CEI stock options were granted to any officers or employees of the Partnership during 2007, 2006 and 2005.

The following assumptions were used for the Black-Scholes option-pricing model for the grants in 2005:

2005

Weighted average distribution yield	3.2%
Weighted average expected volatility	36.0%
Weighted average risk free interest rate	3.67%
Weighted average expected life	4.7 years
Weighted average contractual life	10 years
Weighted average of fair value of unit options granted (post stock split)	$3.68

A summary of the stock option activity for the years ended December 31, 2007, 2006 and 2005, is provided below:

	Years Ended December 31,
	2007				2006				2005
			Weighted				Weighted			Weighted
			Average				Average			Average
	Number		Exercise		Number of		Exercise		Number of	Exercise
	of Shares		Price		Shares(a)		Price(a)		Shares(a)	Price(a)

Outstanding, beginning of period	120,000		$8.21		159,933		$9.53		2,161,152	$2.22
Granted	—		—		—		—		68,958	13.85
Cancelled	—		—		—		—		(27,060)	15.23
Exercised	(15,000)		6.50		(9,933)		12.58		(2,043,117)	1.87
Forfeited	—		—		(30,000)		13.83		—	—

Outstanding, end of period	105,000		$8.45		120,000		$8.21		159,933	$9.53

Options exercisable at end of period	37,500		$7.87		—		—		9,933	$12.58
Weighted average fair value of options granted with an exercise price equal to market price at grant(a)		(b)		(b)		(b)		(b)	68,958	$3.68
Weighted average fair value of options granted with an exercise
price less than market at grant(a)		(b)		(b)		(b)	(b	)	—	—

(a)	Adjusted to reflect three-for-one stock split.

(b)	Disclosure not required under FAS No. 123R. No options were granted during 2007 and 2006.

The total intrinsic value of CEI stock options exercised by officers and employees of the Partnership during the year ended December 31, 2005 was $27.0 million. The aggregate intrinsic value of exercised units during the years ended December 31, 2007 and 2006 was $0.4 million and $0.1 million, respectively. The fair value of shares vested during the years ended December 31, 2007 and 2006 was less than $0.1 million each year. No stock options were granted, cancelled, exercised or forfeited by officers and employees of the Partnership during the years ended December 31, 2006 and 2005.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, there was $36,000 of unrecognized compensation costs related to non-vested CEI restricted stock and CEI’s stock options. The cost is expected to be recognized over a weighted average period of 1.8 years.

(11)	Fair Value of Financial Instruments

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

	December 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$7,853	$7,853	$10,635	$10,635
Trade accounts receivable and accrued revenues	489,889	489,889	367,023	367,023
Fair value of derivative assets	9,926	9,926	26,860	26,860
Note receivable	1,026	1,026	926	926
Accounts payable, drafts payable and accrued gas purchases	469,951	469,951	404,863	404,863
Current portion, long-term debt	9,412	9,412	10,012	10,012
Long-term debt	1,213,706	1,225,087	977,118	981,914
Fair value of derivative liabilities	30,492	30,492	14,699	14,699

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership’s long-term debt was comprised of borrowings under a revolving credit facility totaling $734.0 million and $488.0 million as of December 31, 2007 and 2006, respectively, which accrues interest under a floating interest rate structure. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of December 31, 2007, the Partnership also had borrowings totaling $489.1 million under senior secured notes with a weighted average interest rate of 6.75%. The fair value of these borrowings as of December 31, 2007 and 2006 were adjusted to reflect to current market interest rate for such borrowings as of December 31, 2007 and 2006, respectively.

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The Partnership has entered into eight interest rate swaps as of December 31, 2007 as shown below:

Trade Date	Term	From	To	Rate	Notional Amounts
					(In thousands):

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

					$450,000

Each swap fixes the three month LIBOR rate, prior to credit margin, at the indicated rates for the specified amounts of related debt outstanding over the term of each swap agreement. The Partnership has elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings. Unrealized gains and losses relating to the November 2006 interest rate swap are recorded through the consolidated statement of operations in (gain)/loss on derivatives over the period hedged.

The components of (gain)/loss on derivatives in the consolidated statements of operations relating to interest rate swaps are (in thousands):

Year Ended
December 31,
2007

Change in fair value of derivatives that do not qualify for hedge accounting	$1,185
Realized gains on derivatives	(234)
Ineffective portion of derivatives qualifying for hedge accounting	—

$951

There is no ineffectiveness related to the interest rate swaps that qualify for hedge accounting.

No comparison is listed for 2005 or 2006 because interest rate swaps were entered into in November 2006 and therefore had no material operational impact prior to 2007.

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	December 31,
	2007	2006

Fair value of derivative assets — current	$68	$89
Fair value of derivative assets — long-term	—	—
Fair value of derivative liabilities — current	(3,266)	—
Fair value of derivative liabilities — long-term	(8,057)	—

Net fair value of derivatives	$(11,255)	$89

At December 31, 2007 an unrealized loss of $10.2 million was recorded in accumulated other comprehensive income related to the interest rate swaps. Due to the decline in interest rates in January 2008, the Partnership revised

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

the interest rate swaps to take advantage of the rate decline. The interest rate swaps were de-designated at that time and the Partnership will recognize the amounts in accumulated other comprehensive income as the swaps mature. Subsequent changes in fair value of the swaps will be recorded in current earnings.

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

In August 2005 the Partnership acquired puts, or rights to sell a portion of the liquids from the plants at a fixed price over a two-year period beginning January 1, 2006 for a premium of $18.7 million as part of the overall risk management plan related to the acquisition of the El Paso assets which closed on November 1, 2005. The Partnership sold a portion of these puts in December 2005 and in January 2007 for $4.3 million and $0.8 million, respectively. The Partnership did not designate these put options to obtain hedge accounting and therefore, these put options were marked to market through our consolidated statement of operations for the years ended December 31, 2005, 2006 and 2007. The puts represent options, but not obligations, to sell the related underlying liquids volumes at a fixed price. As of December 31, 2007 all the put options have expired.

The components of (gain) loss on derivatives in the Consolidated Statements of Operations relating to commodity swaps are (in thousands):

	December 31,
	2007	2006	2005

Change in fair value of derivatives that do not qualify for hedge accounting	$1,197	$713	$10,169
Realized (gains) losses on derivatives	(7,918)	(2,238)	(240)
Ineffective portion of derivatives qualifying for hedge accounting	104	(74)	39

	$(6,617)	$(1,599)	$9,968

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	December 31,
	2007	2006

Fair value of derivative assets — current	$8,521	$22,959
Fair value of derivative assets — long term	1,337	3,812
Fair value of derivative liabilities — current	(17,800)	(12,141)
Fair value of derivative liabilities — long term	(1,369)	(2,558)

Net fair value of derivatives	$(9,311)	$12,072

Set forth below is the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at December 31, 2007 (all gas volumes are expressed in MMBtu’s and liquids are expressed in gallons). The remaining terms of the contracts extend no later than June 2010 for derivatives. The Partnership’s counterparties to derivative contracts include BP Corporation, Total Gas & Power, Fortis, UBS Energy, Morgan Stanley, J. Aron & Co., a subsidiary of Goldman Sachs and Sempra Energy. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Natural gas swaps (short contracts) (MMBtu’s)	(2,574)	$1,703
Liquids swaps (long contracts) (gallons)	2,452	1,352
Liquids swaps (short contracts) (gallons)	(33,396)	(14,377)

Total swaps designated as cash flow hedges		$(11,322)

Mark to Market Derivatives:*
Swing swaps (long contracts)	908	$(8)
Physical offsets to swing swap transactions (short contracts)	(908)	—
Swing swaps (short contracts)	(2,285)	3
Physical offsets to swing swap transactions (long contracts)	2,285	—
Basis swaps (long contracts)	36,700	1,449
Physical offsets to basis swap transactions (short contracts)	(3,570)	26,283
Basis swaps (short contracts)	(31,825)	(1,191)
Physical offsets to basis swap transactions (long contracts)	5,555	(25,117)
Third-party on-system financial swaps (long contracts)	4,551	(958)
Physical offsets to third-party on-system transactions (short contracts)	(4,551)	1,299
Third-party on-system financial swaps (short contracts)	(114)	81
Physical offsets to third-party on-system transactions (long contracts)	114	(74)
Third-party off-system financial swaps (short contracts)	(915)	259
Physical offsets to third-party off-system transactions (long contracts)	915	(195)
Storage swap transactions (long contracts)	150	(85)
Storage swap transactions (short contracts)	(413)	265

Total mark to market derivatives		$2,011

*	All are gas contracts, volume in MMBtu’s

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

Impact of Cash Flow Hedges

Natural Gas

For the year ended December 31, 2007, net gains on natural gas cash flow hedge contracts increased gas revenue by $5.5 million. For the year ended December 31, 2006, net gains on natural gas cash flow hedge contracts increased gas revenue by $5.9 million. As of December 31, 2007, an unrealized pre-tax derivative fair value net gain of $1.7 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Of this net amount, $2.0 million is expected to be reclassified into earnings through December 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The settlement of natural gas cash flow agreements related to January 2008 gas production increased gas revenue by approximately $0.6 million.

Liquids

For the year ended December 31, 2007, net losses on liquids swap hedge contracts decreased liquids revenue by approximately $4.1 million. For the year ended December 31, 2006, net gains on liquids swap hedge contracts increased liquids revenue by approximately $1.5 million. For the year ended December 31, 2007, an unrealized pre-tax derivative fair value loss of $12.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income. Of this amount, $12.8 million is expected to be reclassified into earnings through December 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, puts, swing swaps, basis swaps, storage swaps and processing margin swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less Than One Year	One to Two Years	More Than Two Years	Total Fair Value

December 31, 2007	$1,570	$344	$97	$2,011

(13)	Transactions with Related Parties

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

The table below lists related party transactions (in thousands):

	Years Ended December 31,
	2007	2006	2005

Treating Fees
Camden	$2,140	$2,612	$2,621
Erskine	850	1,289	—
Approach	—	279	—
Gas Purchases
Camden	$22,650	$32,485	$67,231

(14)	Commitments and Contingencies

(a)	Leases — Lessee

The Partnership has operating leases for office space, office and field equipment and the Eunice plant. The Eunice plant operating lease acquired with the south Louisiana assets provides for annual lease payments of $12.2 million with a lease term extending to November 2012. At the end of the lease term we have the option to

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

purchase the plant for $66.3 million, or to renew the lease for up to an additional 9.5 years at 50% of the lease payments under the current lease.

The following table summarizes our remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in millions):

2008	$24.7
2009	21.4
2010	18.4
2011	17.3
2012	16.3
Thereafter	6.8

$104.9

Operating lease rental expense for the years ended December 31, 2007, 2006 and 2005 was approximately $31.7 million, $23.8 million and $6.6 million, respectively.

(b)	Leases — Lessor

During 2007 the Partnership leased approximately 159 of its treating plants and 33 of its dew point control plants to customers under operating leases. The initial terms on these leases are generally 12 months at which time the leases revert to 30-day cancelable leases. As of December 31, 2007, the Company only had 20 treating plants under 24 operating leases with remaining non-cancelable lease terms in excess of one year. The future minimum lease rentals are $8.3 million and $5.5 million for the years ended December 31, 2008 and 2009, respectively. These leased treating plants have a cost of $21.8 million and accumulated depreciation of $4.7 million as of December 31, 2007.

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

The Partnership acquired the south Louisiana processing assets from the El Paso Corporation in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has a known active remediation project for benzene contaminated groundwater. The cause of contamination was attributed to a leaking natural gas condensate storage tank. The site investigation and active remediation being conducted at this location is under the guidance of the Louisiana Department of Environmental Quality (LDEQ) based on the Risk-Evaluation and Corrective Action Plan Program (RECAP) rules. In addition, the Partnership is working with both the LDEQ and the Louisiana State University, Louisiana Water Resources Research Institute, on the development and implementation of a new remediation technology that will drastically reduce the remediation time as well as the costs associated with such remediation projects. As of December 31, 2007, we had incurred approximately $0.5 million in such remediation costs, of which $0.4 million has already been paid. Since this remediation project is a result of previous owners’ operation and the actual contamination occurred prior to our ownership, these costs were accrued as part of the purchase price.

The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations has been identified at a number of sites within the acquired properties. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

party company pursuant to which the remediation costs associated with these sites have been assumed by this third-party company that specializes in remediation work. The Company does not expect to incur any material liability with these sites. The Partnership has disclosed these deficiencies to Louisiana Department of Environmental Quality and is working with the department to correct permit conditions and address modifications to facilities to bring them into compliance. The Company does not expect to incur any material environmental liability associated with these issues.

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

On November 15, 2007, Crosstex CCNG Processing Ltd. (Crosstex CCNG), a wholly-owned subsidiary of the Partnership, received a demand letter from Denbury Onshore, LLC (Denbury), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex CCNG processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex CCNG breached the contract by failing to build a processing plant of a certain size and design, resulting in Crosstex CCNG’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex CCNG failed to provide specific notices required under the contract. On December 4, 2007 and again on February 14, 2008, Denbury sent Crosstex CCNG a letter, demanding that its claim be arbitrated pursuant to an arbitration provision in the contract. Denbury subsequently requested that the parties attempt to mediate the matter before any arbitration proceeding is initiated. Although it is not possible to predict with certainty the outcome of this matter, we do not believe this will have a material adverse effect on our consolidated results of operations or financial position.

(15)	Capital Stock

(a)	Common Stock

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

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

(c)	Earnings per share and anti-dilutive computations

Basic earnings per common share was computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share further assumes the dilutive effect of common share options and restricted shares.

In December 2006, the Company effected a three-for-one stock split. In conjunction with the Company’s initial public offering in January 2004, the Company effected a two-for-one split. All share amounts for prior periods presented herein have been restated to reflect these stock splits.

The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per-share amounts):

	Years Ended December 31,
	2007	2006	2005

Basic earnings per share:
Weighted average common shares outstanding	45,988	42,168	37,956
Dilutive earnings per share:
Weighted average common shares outstanding	45,988	42,168	37,956
Dilutive effect of restricted shares	537	410	432
Dilutive effect of exercise of options	82	88	483

Dilutive units	46,607	42,666	38,871

(16)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Company’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Company’s natural gas gathering and transmission operations and includes the south Louisiana processing and liquids assets, the gathering and transmission assets located in north and south Texas, the LIG pipelines and processing plants located in Louisiana, the Mississippi System, the Arkoma System in Oklahoma and various other small systems. Also included in the Midstream division are the Company’s energy trading operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. The Seminole carbon dioxide processing plant located in Gaines County, Texas, is included in the Treating division.

The accounting policies of the operating segments are the same as those described in note 2 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing the operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt refinancing costs. Intersegment sales are at cost.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table. There are no other significant non-cash items.

	Midstream	Treating	Corporate	Totals
	(In thousands)

Year ended December 31, 2007:
Sales to external customers	$3,791,316	$65,025	$—	$3,856,341
Profit on energy trading activities	4,090	—	—	4,090
Purchased gas	(3,468,924)	(7,892)	—	(3,476,816)
Operating expenses	(104,965)	(22,829)	—	(127,794)

Segment profit	$221,517	$34,304	$—	$255,821

Inter-segment sales	$14,386	$(14,386)	$—	$—
Gain (loss) on derivatives	$6,628	$(11)	$(951)	$5,666
Depreciation and amortization	$(89,621)	$(14,568)	$(4,737)	$(108,926)
Capital expenditures (excluding acquisitions)	$371,120	$25,085	$5,192	$401,397
Identifiable assets	$2,339,326	$214,481	$49,022	$2,602,829
Year ended December 31, 2006:
Sales to external customers	$3,075,481	$63,813	$—	$3,139,294
Profit on energy trading activities	2,510	—	—	2,510
Purchased gas	(2,859,815)	(9,463)	—	(2,869,278)
Operating expenses	(80,988)	(20,048)	—	(101,036)

Segment profit	$137,188	$34,302	$—	$171,490

Inter-segment sales	$12,932	$(12,932)	$—	$—
Gain (loss) on derivatives	$1,591	$8	$—	$1,599
Depreciation and amortization	$(63,409)	$(15,800)	$(3,583)	$(82,792)
Capital expenditures (excluding acquisitions)	$294,597	$31,463	$8,184	$334,244
Identifiable assets	$1,962,543	$203,528	$40,627	$2,206,698
Year ended December 31, 2005:
Sales to external customers	$2,982,874	$48,606	$—	$3,031,480
Profit on energy trading activities	1,568	—	—	1,568
Purchased gas	(2,860,823)	(9,706)	—	(2,870,529)
Operating expenses	(41,997)	(14,771)	—	(56,768)

Segment profit	$81,622	$24,129	$—	$105,751

Inter-segment sales	$10,003	$(10,003)	$—	$—
Gain (loss) on derivatives(a)	$(9,968)	$—	$—	$(9,968)
Depreciation and amortization	$(23,289)	$(10,646)	$(2,135)	$(36,070)
Capital expenditures (excluding acquisitions)	$98,284	$22,886	$6,512	$127,682
Identifiable assets	$1,281,576	$130,435	$33,314	$1,445,325

(a)	Midstream segment profit is net of non-cash derivative loss of $10.2 million.

CROSSTEX ENERGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2007	2006	2005

Segment profits	$255,821	$171,490	$105,751
General and administrative expenses	(64,304)	(47,707)	(34,145)
Gain (loss) on derivatives	5,666	1,599	(9,968)
Gain on sale of property	1,667	2,108	8,138
Depreciation and amortization	(108,926)	(82,792)	(36,070)

Operating income	$89,924	$44,698	$33,706

(17)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per share amount)

2007:
Revenues	$826,752	$1,001,916	$943,269	$1,088,494	$3,860,431
Operating income	11,588	20,826	22,196	35,314	89,924
Net income	74	2,193	2,180	7,729	12,176
Basic earnings per common share	$0.00	$0.05	$0.05	$0.17	$0.26
Diluted earnings per common share	$0.00	$0.05	$0.05	$0.17	$0.26
2006:
Revenues	$817,119	$744,655	$855,285	$724,745	$3,141,804
Operating income	10,355	9,344	14,866	10,133	44,698
Net income	12,832	1,642	1,516	465	16,455
Basic earnings per common share	$0.34	$0.04	$0.03	$0.01	$0.39
Diluted earnings per common share	$0.33	$0.04	$0.03	$0.01	$0.39

SCHEDULE I

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,712	$9,812
Deferred tax asset	—	—
Prepaid expenses and other	36	104

Total current assets	7,748	9,916

Investment in the Partnership	301,852	326,760
Investment in subsidiary	—	—

Total assets	$309,600	$336,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to the Partnership	$37	$23
Other accrued liabilities	152	50

Total current liabilities	189	73

Deferred tax liability	63,045	57,190
Stockholders’ equity:
Common stock	463	463
Additional paid-in capital	267,859	263,264
Retained earnings	(16,878)	13,535
Accumulated other comprehensive income	(5,078)	2,151

Total stockholders’ equity	246,366	279,413

Total liabilities and stockholders’ equity	$309,600	$336,676

See “Notes to Consolidated Financial Statements” of Crosstex Energy, Inc. included in this report.

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands except share data)

Operating income and expenses:
Income from investment in the Partnership	$17,202	$8,324	$14,943
Income (loss) from investment in subsidiary	(35)	1,538	(30)
General and administrative expense	(2,776)	(2,014)	(1,447)

Operating income	14,391	7,848	13,466

Other income (expense):
Interest and other income	410	378	432

Income before gain on issuance of units by the Partnership and income taxes	14,801	8,226	13,898
Gain on issuance of units in the Partnership	7,461	18,955	65,070
Income tax provision expense	(10,086)	(10,896)	(29,832)

Net income before cumulative effect of change in accounting principle	12,176	16,285	49,136
Cumulative effect of change in accounting principle from investment in the Partnership	—	170	—

Net income	$12,176	$16,455	$49,136

Net income before cumulative effect of change in accounting principle per common share:
Basic	$0.26	$0.39	$1.29

Diluted	$0.26	$0.39	$1.26

Cumulative effect of change in accounting principle per common share:
Basic	—	—	—

Diluted	—	—	—

Net income per common share:
Basic	$0.26	$0.39	$1.29

Diluted	$0.26	$0.39	$1.26

Weighted average common shares outstanding:
Basic	45,988	42,168	37,956

Diluted	46,607	42,666	38,871

See “Notes to Consolidated Financial Statements” of Crosstex Energy, Inc. included in this report.

CROSSTEX ENERGY, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$12,176	$16,455	$49,136
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Income from investment in the Partnership	(17,202)	(8,324)	(14,943)
(Income) loss from investment in subsidiary	35	(1,538)	30
Deferred taxes	10,086	10,896	29,832
Stock-based compensation	(25)	22	—
Gain on issuance of units in the Partnership	(7,461)	(18,955)	(65,070)
Cumulative effect of change in accounting principle from investment in the Partnership	—	(170)	—
Other	—	—	(38)
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other	68	(13)	82
Accounts payable and other accrued liabilities	116	(153)	(377)

Net cash provided by (used in) operating activities	(2,207)	(1,780)	(1,348)

Cash flows from investing activities:
Investment in the Partnership	(4,014)	(189,407)	(6,317)
Distributions from the Partnership	47,565	41,711	28,093
Dividends from subsidiary	—	2,610	389
Contribution to subsidiary	(35)	—	—

Net cash provided by (used in) investing activities	43,516	(145,086)	22,165

Cash flows from financing activities:
Proceeds from sale of common and preferred stock	—	179,720	—
Proceeds from exercise of common stock options	98	126	3,810
Common stock repurchased and cancelled	(919)	—	(8,234)
Common dividends paid	(42,588)	(34,667)	(21,603)

Net cash provided by (used in) financing activities	(43,409)	145,179	(26,027)

Net increase (decrease) in cash	(2,100)	(1,687)	(5,210)
Cash, beginning of year	9,812	11,499	16,709

Cash, end of year	$7,712	$9,812	$11,499

See “Notes to Consolidated Financial Statements” of Crosstex Energy, Inc. included in this report.

SCHEDULE II

CROSSTEX ENERGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs		Balance at End of
	Beginning of Period	and Expenses	Deductions	Period
	(In thousands)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$618	$367	—	$985
Year Ended December 31, 2006:
Allowance for doubtful accounts	$259	$359	—	$618
Year Ended December 31, 2005:
Allowance for doubtful accounts	$59	$200	—	$259

EXHIBIT INDEX

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.6	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference from Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.7	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.8	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference from Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference from Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference from Exhibit 3.7 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference from Exhibit 3.8 from Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.12	—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.13	—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14	—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15	—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16	—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.17	—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).

Number			Description

4.1		—	Specimen Certificate representing shares of common stock (incorporated by reference from Exhibit 4.1 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
4.2		—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy, Inc., Chieftain Capital Management, Inc., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LB I Group Inc., Lubar Equity Fund, LLC and Tortoise North American Energy Corp. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
10.1		—	Omnibus Agreement dated December 17, 2002, among Crosstex Energy, Inc. and certain other parties (incorporated by reference from Exhibit 10.5 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.2†	—	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.2 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.3†	—	Crosstex Energy GP, LLC Long-Term Incentive Plan dated July 12, 2002 (incorporated by reference from Exhibit 10.4 to Crosstex Energy, L.P.’s Annual Report on Form 10-K, for the year ended December 31, 2002 file No. 000-50067).
10	.4†	—	Amendment to Crosstex Energy GP, LLC Long-Term Incentive Plan, dated May 2, 2005 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 2, 2005, filed with the Commission on May 6, 2005).
10.5		—	Agreement Regarding 2003 Registration Statement and Waiver and Termination of Stockholders’ Agreement, dated October 27, 2003 (incorporated by reference from Exhibit 10.4 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.6†	—	Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
10.7		—	Registration Rights Agreement, dated December 31, 2003 (incorporated by reference from Exhibit 10.6 to Crosstex Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8		—	Fourth Amended and Restated Credit Agreement, dated November 1, 2005, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005).
10.9		—	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 24, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 13, 2006, filed with the Commission on March 16, 2006).
10.10		—	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
10.11		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.12		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.13		—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).
10.14		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 30, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).

Number			Description

10.15		—	Purchase and Sale Agreement, dated as of May 1, 2006, by and between Crosstex Energy Services, L.P., Chief Holdings LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 1, 2006, filed with the Commission on May 4, 2006).
10.16		—	Seminole Gas Processing Plant Gaines County, Texas Joint Operating Agreement dated January 1, 1993 (incorporated by reference to Exhibit 10.10 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-106927).
10.17		—	Stock Purchase Agreement, dated as of May 16, 2006, by and among Crosstex Energy, Inc. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 16, 2006, filed with the Commission on May 17, 2006).
10.18		—	Senior Subordinated Series C Unit Purchase Agreement, dated May 16, 2006, by and among Crosstex Energy, L.P. and each of the Purchasers thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 16, 2006, filed with the Commission on May 17, 2006).
10.19		—	Senior Subordinated Series D Unit Purchase Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10.20		—	Registration Rights Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10	.21†	—	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10	.22†	—	Form of Performance Unit Agreement (incorporated by reference to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10	.23†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.24		—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy, L.P., Chieftain Capital Management, Inc., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LB 1 Group Inc., Tortoise Energy Infrastructure Corporation, Lubar Equity Fund, LLC and Crosstex Energy, Inc. (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
21	.1*	—	List of Subsidiaries.
23	.1*	—	Consent of KPMG LLP.
31	.1*	—	Certification of the Principal Executive Officer.
31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	As required by Item 14(a)(3), this exhibit is identified as a compensatory benefit plan or arrangement