Form 10-Q
period 2008-09-30
CROSSTEX ENERGY INC
filed 2008-11-10
CIK 1209821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50536

CROSSTEX ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of organization) 2501 CEDAR SPRINGS DALLAS, TEXAS (Address of principal executive offices)	52-2235832 (I.R.S. Employer Identification No.) 75201 (Zip Code)

(Registrant’s telephone number, including area code)
(214) 953-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of October 31, 2008, the Registrant had 46,310,864 shares of common stock outstanding.

DESCRIPTION

Item		Page

PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
3.	Quantitative and Qualitative Disclosures about Market Risk	42
4.	Controls and Procedures	44

PART II — OTHER INFORMATION
1A.	Risk Factors	45
5.	Other Information	45
6.	Exhibits	46
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$110,434	$7,853
Accounts and notes receivable, net:
Trade, accrued revenues and other	458,797	497,311
Fair value of derivative assets	15,021	8,589
Natural gas and natural gas liquids, prepaid expenses and other	20,838	16,098
Asset held for disposition	33,313	—

Total current assets	638,403	529,851

Property and equipment, net of accumulated depreciation of $273,580 and $213,480, respectively	1,529,741	1,426,546
Fair value of derivative assets	3,973	1,337
Intangible assets, net of accumulated amortization of $80,306 and $60,118, respectively	587,021	610,076
Goodwill	25,344	25,402
Other assets, net	8,012	9,617

Total assets	$2,792,494	$2,602,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$508,047	$479,398
Fair value of derivative liabilities	17,804	21,066
Current portion of long-term debt	9,412	9,412
Other current liabilities	58,117	59,305

Total current liabilities	593,380	569,181

Long-term debt	1,325,457	1,213,706
Obligations under capital lease	19,100	3,553
Deferred tax liability	82,360	71,563
Fair value of derivative liabilities	9,272	9,426
Interest of non-controlling partners in the Partnership	532,317	489,034
Commitments and contingencies	—	—
Stockholders’ equity	230,608	246,366

Total liabilities and stockholders’ equity	$2,792,494	$2,602,829

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Midstream	$1,310,226	$926,726	$4,087,683	$2,721,193
Treating	19,036	13,080	48,106	40,160
Profit on energy trading activities	648	587	2,332	2,180

Total revenues	1,329,910	940,393	4,138,121	2,763,533

Operating costs and expenses:
Midstream purchased gas	1,213,547	841,580	3,796,074	2,503,523
Treating purchased gas	6,164	1,617	11,618	6,208
Operating expenses	46,998	31,706	127,415	87,678
General and administrative	17,613	16,886	51,767	45,074
(Gain) loss on sale of property	68	2	(1,591)	(1,819)
(Gain) loss on derivatives	1,295	526	(7,193)	(3,969)
Depreciation and amortization	32,848	27,477	97,039	76,880

Total operating costs and expenses	1,318,533	919,794	4,075,129	2,713,575

Operating income	11,377	20,599	62,992	49,958
Other income(expense):
Interest expense, net	(17,056)	(20,643)	(54,302)	(56,347)
Other income	153	253	7,760	521

Total other income(expense)	(16,903)	(20,390)	(46,542)	(55,826)

Income (loss) from continuing operations before income taxes, gain on issuance of Partnership units and interest of non-controlling partners in the Partnership’s net income (loss)	(5,526)	209	16,450	(5,868)
Income tax provision	(2,061)	(914)	(10,731)	(2,111)
Gain on issuance of Partnership units	—	—	14,748	—
Interest of non-controlling partners in the Partnership’s net income (loss) from continuing operations	7,833	2,533	7,280	11,402

Income from continuing operations	246	1,828	27,747	3,423
Income from discontinued operations — net of tax and net of minority interest	294	352	951	1,024

Net income	$540	$2,180	$28,698	$4,447

Net income from continuing operations per common share:
Basic	$0.01	$0.04	$0.60	$0.07

Diluted	$0.01	$0.04	$0.60	$0.07

Net income from discontinued operations per common share:
Basic	$0.01	$0.01	$0.02	$0.02

Diluted	$0.01	$0.01	$0.02	$0.02

Net income per common share:
Basic	$0.01	$0.05	$0.62	$0.10

Diluted	$0.01	$0.05	$0.62	$0.10

Weighted average shares outstanding:
Basic	46,299	45,996	46,285	45,978

Diluted	46,649	46,655	46,626	46,591

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2007	46,019	$463	$267,859	$(16,878)	$(5,078)	$246,366
Dividends paid	—	—	—	(46,973)	—	(46,973)
Stock-based compensation	—	—	3,393	—	—	3,393
Net income	—	—	—	28,698	—	28,698
Conversion of restricted stock to common, net of shares withheld for taxes	254	—	(3,711)	—	—	(3,711)
Options exercised	38	1	243	—	—	244
Non-controlling partners’ share of other comprehensive income in the Partnership	—	—	—	—	431	431
Hedging gains or losses reclassified to earnings	—	—	—	—	4,545	4,545
Adjustment in fair value of derivatives	—	—	—	—	(2,385)	(2,385)

Balance, September 30, 2008	46,311	$464	$267,784	$(35,153)	$(2,487)	$230,608

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net income	$540	$2,180	$28,698	$4,447
Non-controlling partners’ share of other comprehensive income in the Partnership	—	—	431	—
Hedging gains (losses) reclassified to earnings	1,898	(238)	4,545	(1,103)
Adjustment in fair value of derivatives	4,489	(1,514)	(2,385)	(2,688)

Comprehensive income	$6,927	$428	$31,289	$656

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$28,698	$4,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,752	78,560
(Gain) loss on sale of property	(1,591)	(1,819)
Interest of non-controlling partners in the Partnership’s net income	(4,471)	(8,377)
Deferred tax expense	9,237	2,193
Non-cash stock-based compensation	8,261	8,605
Amortization of debt issue costs	2,055	1,953
Gain on issuance of units of the Partnership	(14,748)	—
Non-cash derivatives (gain) loss	(2,216)	2,669
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	38,515	(19,604)
Natural gas and natural gas liquids, prepaid expenses and other	(4,821)	(15,119)
Accounts payable, accrued gas purchases, and other accrued liabilities	57,895	47,882
Fair value of derivatives	—	1,088

Net cash provided by operating activities	215,566	102,478

Cash flows from investing activities:
Additions to property and equipment	(217,868)	(328,677)
Proceeds from sale of property	3,775	2,977

Net cash used in investing activities	(214,093)	(325,700)

Cash flows from financing activities:
Proceeds from borrowings	1,357,260	1,012,000
Payments on borrowings	(1,245,508)	(782,659)
Proceeds from capital lease obligations	18,348	—
Payments on capital lease obligations	(789)	—
Decrease in drafts payable	(28,931)	(37,988)
Debt refinancing costs	(369)	(879)
Distributions to non-controlling partners in the Partnership	(47,856)	(28,799)
Common dividends paid	(46,973)	(31,323)
Proceeds from exercised common stock options	244	98
Conversion of restricted units, net of units withheld for taxes	(1,373)	(1,097)
Conversion of restricted stock, net of shares withheld for taxes	(3,711)	—
Net proceeds from issuance of units of the Partnership	99,928	99,942
Proceeds from exercise of Partnership unit options	729	1,590
Contributions from non-controlling partners in the Partnership	109	—

Net cash provided by financing activities	101,108	230,885

Net increase (decrease) in cash and cash equivalents	102,581	7,663
Cash and cash equivalents, beginning of period	7,853	10,635

Cash and cash equivalents, end of period	$110,434	$18,298

Cash paid for interest	$55,636	$57,925
Cash paid for income taxes	$1,229	$38

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation” (SFAS No. 123R), which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company and the Partnership each have similar share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of share-based compensation charged to general and administrative expense	$1,385	$3,034	$6,878	$7,428
Cost of share-based compensation charged to operating expense	503	520	1,383	1,177

Total amount charged to expense	$1,888	$3,554	$8,261	$8,605

Interest of non-controlling partners in share-based compensation	$681	$1,246	$2,963	$2,914

Amount of related income tax benefit recognized in income	$447	$855	$1,964	$2,109

CELP Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2008 is provided below:

	Nine Months Ended
	September 30, 2008
		Weighted Average
	Number of	Grant-Date Fair
Crosstex Energy, L.P. Restricted Units:	Units	Value

Non-vested, beginning of period	504,518	$34.29
Granted	419,872	29.98
Vested*	(179,333)	32.89
Forfeited	(33,918)	29.54
Reduced estimated performance units	(154,499)	31.66

Non-vested, end of period	556,640	$32.49

Aggregate intrinsic value, end of period (in thousands)	$10,164

*	Vested shares include 44,680 units withheld for payroll taxes paid on behalf of employees.

During the nine months ended September 30, 2008, the Partnership’s executive officers were granted restricted units, the number of which may increase or decrease based on the accomplishment of certain performance targets. The target number of restricted units for all executives of 175,982 for 2008 will be increased (up to a maximum of 300% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2008 through January 2011) for grants issued in 2008 compared to the Partnership’s target three-year average growth rate of 9.0%. The restricted unit grants for the nine months ended September 30, 2008 reflects the 175,982 performance-based restricted unit grants for executive officers at target levels of performance. The Partnership made an adjustment to non-vested end of period units outstanding in the three months ended September 30, 2008 to reflect estimated performance at minimum levels. The

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

performance-based restricted units are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria.

The Partnership’s executive officers were granted restricted units during 2008 and 2007, the number of which may increase or decrease based on the accomplishment of certain performance targets. The minimum number of restricted units for all executives of 52,795 and 14,319 for 2008 and 2007, respectively, are included in the non-vested, end of period units column in the table above. Target performance grants were previously included in the non-vested, end of period column and were included in share-based compensation as it appeared probable that target thresholds would be achieved. However, during the third quarter of 2008, the Partnership’s assets were negatively impacted by hurricanes Gustav and Ike. The Partnership has also been negatively impacted by the recent tightening of capital markets. The Partnership expects that its access to capital will be limited due to the lack of liquidity in the capital markets, which will in turn limit its ability to grow until capital for growth is accessible. The impact of these events was significant enough to make the achievement of target performance goals less than probable. Therefore, an expense of $0.7 million previously recorded for target performance-based restricted units has been retroactively reversed and is shown as a reduction to stock-based compensation expense and a reduction in the number of estimated performance units outstanding of 154,499 units in the quarter ending September 30, 2008. All performance-based awards greater than the minimum performance grant levels will be subject to reevaluation and adjustment until the restricted units vest.

A summary of the restricted units aggregate intrinsic value (market value at vesting date) and fair value (market value at date of grant) of units vested during the three and nine months ended September 30, 2008 and 2007 are provided below (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Crosstex Energy, L.P. Restricted Units:	2008	2007	2008	2007

Aggregate intrinsic value of units vested	$303	$514	$5,515	$1,216
Fair value of units vested	$463	$498	$5,898	$751

As of September 30, 2008, there was $8.8 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.7 years.

CELP Unit Options

The following weighted average assumptions were used for the Black-Scholes option pricing model for grants during the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, L.P. Unit Options Granted:	2008	2007	2008	2007

Weighted average distribution yield	7.90%	5.75%	7.15%	5.75%
Weighted average expected volatility	27.0%	32.0%	29.98%	32.0%
Weighted average risk free interest rate	2.99%	4.55%	1.81%	4.40%
Weighted average expected life	6 years	6 years	6 years	6 years
Weighted average contractual life	10 years	10 years	10 years	10 years
Weighted average of fair value of unit options granted	$2.13	$7.23	$3.48	$6.23

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the unit option activity for the nine months ended September 30, 2008 is provided below:

	Nine Months Ended
	September 30, 2008
	Number of	Weighted Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	1,107,309	$29.65
Granted	402,185	31.58
Exercised	(45,578)	15.17
Forfeited	(68,901)	31.13
Expired	(47,301)	33.86

Outstanding, end of period	1,347,714	$30.49

Options exercisable at end of period	563,099
Weighted average contractual term (years) end of period:
Options outstanding	7.6
Options exercisable	6.7
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$652
Options exercisable	$640

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value (value per Black-Scholes option pricing model at date of grant) of units vested during the three and nine months ended September 30, 2008 and 2007 are provided below (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Crosstex Energy, L.P. Unit Options:	2008	2007	2008	2007

Intrinsic value of units options exercised	$71	$208	$742	$1,595
Fair value of units vested	$77	$75	$265	$169

As of September 30, 2008, there was $2.1 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

CEI Restricted Shares

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of restricted share activity for the nine months ended September 30, 2008 is provided below:

	Nine Months Ended
	September 30, 2008
		Weighted Average
	Number of	Grant-Date Fair
Crosstex Energy, Inc. Restricted Shares:	Shares	Value

Non-vested, beginning of period	860,275	$21.16
Granted	347,263	33.46
Vested*	(356,004)	17.95
Forfeited	(63,105)	21.88
Reduced estimated performance shares	(153,038)	32.10

Non-vested, end of period	635,391	$27.57

Aggregate intrinsic value, end of period (in thousands)	$15,866

*	Vested shares include 101,875 shares withheld for payroll taxes paid on behalf of employees.

During the nine months ended September 30, 2008, the Partnership’s executive officers were granted restricted shares, the number of which may increase or decrease based on the accomplishment of certain performance targets. The target number of restricted shares for all executives of 166,971 for 2008 will be increased (up to a maximum of 300% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2008 through January 2011) for grants issued in 2008 compared to the Partnership’s target three-year average growth rate of 9.0%. The restricted shares granted for the nine months ended September 30, 2008 reflects the 166,971 performance-based restricted share grants for executive officers at target levels of performance. The Partnership made an adjustment to non-vested end of period units outstanding in the three months ended September 30, 2008 to reflect estimated performance at minimum levels. The performance-based restricted shares are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria.

The Partnership’s executive officers were granted restricted shares during 2008 and 2007, the number of which may increase or decrease based on the accomplishment of certain performance targets. The minimum number of restricted shares for all executives of 50,090 and 16,536 for 2008 and 2007, respectively, are included in the non-vested, end of period shares column in the table above. Target performance grants were previously included in the non-vested, end of period column and were included in share-based compensation as it appeared probable that target thresholds would be achieved. However, during the third quarter of 2008, the Partnership’s assets were negatively impacted by hurricanes Gustav and Ike. The Partnership has also been negatively impacted by the recent tightening of capital markets. The Partnership expects that its access to capital will be limited due to the lack of liquidity in the capital markets, which will in turn limit its ability to grow until capital for growth is accessible. The impact of these events was significant enough to make the achievement of target performance goals less than probable. Therefore, an expense of $0.7 million previously recorded for target performance-based restricted shares has been retroactively reversed and is shown as a reduction to stock-based compensation expense and a reduction in the number of estimated performance shares outstanding of 153,038 shares in the quarter ending September 30, 2008. All performance-based awards greater than the minimum performance grant levels will be subject to reevaluation and adjustment until the restricted shares vest.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value (market value at date of grant) of shares vested during the three and nine months ended September 30, 2008 and 2007 are provided below (in thousands):

			Nine Months Ended
	Three Months Ended September 30,		September 30,
Crosstex Energy, Inc. Restricted Shares:	2008	2007	2008	2007

Aggregate intrinsic value of shares vested	$606	$867	$12,979	$2,498
Fair value of units vested	$517	$603	$6,390	$1,076

As of September 30, 2008, there was $8.4 million of unrecognized compensation costs related to non-vested CEI restricted stock. The cost is expected to be recognized over a weighted average period of 2.5 years.

CEI Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is provided below:

	Nine Months Ended
	September 30, 2008
	Number of	Weighted Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price

Outstanding, beginning of period	105,000	$8.45
Granted	—	—
Exercised	(37,500)	$6.50

Outstanding, end of period	67,500	$9.54

Options exercisable at end of period	15,000	$9.92
Weighted average contractual term (years) end of period
Options outstanding	6.2
Options exercisable	6.2
Aggregate intrinsic value end of period (in thousands).
Options outstanding	$1,042
Options exercisable	$226

A summary of the stock options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value (value per Black-Scholes option pricing model at date of grant) of units vested during the nine months ended September 30, 2008 is provided below (in thousands):

	Nine Months
	Ended
	September 30,
Crosstex Energy, Inc. Stock Options:	2008	2007

Intrinsic value of stock options exercised	$1,089	$366
Fair value of shares vested	$14	$21

No stock options were exercised or vested during the three months ended September 30, 2008. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 was $0.2 million. There were no shares vested during the three months ended September 30, 2007. As of September 30, 2008 there was approximately $24,000 of unrecognized compensation costs related to CEI stock options expected to be recognized over a weighted average period of 0.9 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(c)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company will consider restricted shares with nonforfeitable dividend rights in the calculation of earnings per share and will adjust all prior reporting periods retrospectively to conform to the requirements, although the impact should not be material.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date, except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures required by SFAS 160.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133 and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Company will be to require expanded disclosure regarding derivative instruments.

(2)	Asset Held for Disposition

As part of the Partnership’s strategy to increase liquidity in response to the tightening financial markets, the Partnership began marketing a non-strategic asset for sale in late September 2008. In early October 2008, the Partnership entered into an agreement to sell the asset to a third party for $85.0 million. The transaction is expected to be completed prior to end of November 2008. This asset was previously presented in the Partnership’s Treating segment.

The consolidated balance sheet at September 30, 2008 reflects the asset held for disposition comprised of $33.1 million of property and equipment and $0.2 million of intangible assets (stated at depreciated cost).

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The revenues, operating expenses and depreciation and amortization expense related to the operations of the asset held for disposition have been segregated from continuing operations and reported as discontinued operations for all periods. Following are revenues and income from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Treating revenues	$2,641	$2,875	$7,903	$8,403
Income before taxes	$467	$559	$1,511	$1,628
Net income from discontinued operations	$294	$352	$951	$1,024

(3)	Long-Term Debt

As of September 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the facility) at September 30, 2008 and December 31, 2007 were 5.73% and 6.71%, respectively	$852,810	$734,000
Senior secured notes, weighted average interest rate at September 30, 2008 and December 31, 2007 was 6.75%	482,059	489,118

	1,334,869	1,223,118
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,325,457	$1,213,706

Credit Facility.  As of September 30, 2008, the Partnership has a bank credit facility with a borrowing capacity of $1.185 billion that matures in June 2011. As of September 30, 2008, $983.0 million was outstanding under the bank credit facility, including $130.2 million of letters of credit, leaving approximately $202.0 million available for future borrowing. The bank credit facility is guaranteed by certain of the Partnership’s subsidiaries.

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note (7) below for a discussion of interest rate swaps.

See Note (13) Subsequent Events for disclosure regarding bank amendments.

(4)	Obligations Under Capital Lease

The Partnership entered into 9 and 10-year capital leases for certain compressor equipment. Assets under capital leases as of September 30, 2008 are summarized as follows (in thousands):

Compressor equipment	$22,359
Less: Accumulated amortization	(956)

Net assets under capital lease	$21,403

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following are the minimum lease payments to be made in the following years indicated for the capital lease in effect as of September 30, 2008 (in thousands):

2008 through 2012	$10,475
Thereafter	15,268
Less: Interest	(4,196)

Net minimum lease payments under capital lease	21,547
Less: Current portion of net minimum lease payments	(2,447)

Long-term portion of net minimum lease payments	$19,100

(5)	Certain Provisions of the Partnership Agreement

(a)	Issuance of Common Units

On April 9, 2008, the Partnership issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7% discount from the market price. Net proceeds from the issuance, including our general partner contribution less expenses associated with the issuance, were approximately $102.0 million.

(b)	Conversion of Subordinated and Senior Subordinated Series C Units

The subordination period for the Partnership’s subordinated units ended and the remaining 4,668,000 subordinated units converted into common units representing limited partner interests of the Partnership effective February 16, 2008. We own all 4,668,000 of the units that converted.

The 12,829,650 senior subordinated series C units of the Partnership also converted into common units representing limited partner interests of the Partnership effective February 16, 2008. The Company owns 6,414,830 of the senior subordinated series C units that converted to common units.

(c)	Conversion of Senior Subordinated Series D Units

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering. These senior subordinated series D units will convert into common units representing limited partner interests of the Partnership on March 23, 2009 on a one-for-one basis; provided that if the Partnership does not make distributions of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008 or does not generate adjusted operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, then each senior subordinated series D unit will convert into 1.05 common units.

(d)	Cash Distributions from the Partnership

In accordance with its partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts it distributes in excess of $0.3125 per unit and 48% of amounts it distributes in excess of $0.375 per unit. Incentive distributions totaling $6.7 million and $6.3 million were earned by the Company through its ownership of the general partner for the three months ended September 30, 2008 and 2007, respectively. Incentive distributions totaling $30.8 million and $17.5 million were earned in the nine month period ended September 30, 2008 and 2007, respectively.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(e)	Allocation of Partnership Income

Net income for the general partner consists of incentive distributions as described in Note (d) above, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2% of the original Partnership’s net income adjusted for the CEI stock-based compensation specifically allocated to the general partner. The remaining net income after incentive distributions and CEI-related stock-based compensation is allocated pro rata between the 2% general partner interest, the subordinated units (excluding senior subordinated units) and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income allocation for incentive distributions	$6,674	$6,281	$30,772	$17,545
Stock-based compensation attributable to CEI’s stock options and restricted shares	(775)	(1,491)	(3,383)	(3,822)
2% general partner interest in net income (loss)	(89)	(53)	472	(279)

General partner share of net income	$5,810	$4,737	$27,861	$13,444

The Company also owns limited partner common units in the Partnership. The Company’s share of the Partnership’s net income (loss) attributable to its limited partner common units was a loss of $4.0 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and a loss of $2.9 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Earning per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007. The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic earnings per share:
Weighted average common shares outstanding	46,299	45,996	46,285	45,978
Diluted earnings per share:
Weighted average common shares outstanding	46,299	45,996	46,285	45,978
Dilutive effect of restricted shares	304	581	292	531
Dilutive effect of exercise of options outstanding	46	78	49	82
Diluted shares	46,649	46,655	46,626	46,591

(7)	Derivatives

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Partnership has entered into eight interest rate swaps as of September 30, 2008 as shown below:

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

The Partnership had previously elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps were recorded in accumulated other comprehensive income. Immediately prior to the January 2008 amendments, these swaps were de-designated as cash flow hedges. The net present value of the unrealized loss in accumulated other comprehensive income of $17.0 million at the de-designation dates is being reclassified to earnings over the remaining original terms of the swaps using the effective interest method. The related loss reclassified to earnings and included in (gain) loss on derivatives during the three and nine months ended September 30, 2008 is $1.7 million and $4.7 million, respectively.

The Partnership has elected not to designate any of the amended swaps or the new swap entered into in January 2008 as cash flow hedges for FAS 133 treatment. Accordingly, unrealized gains and losses are recorded through the consolidated statement of operations in (gain) loss on derivatives over the period hedged.

In September 2008, the Partnership entered into four additional interest rate swaps. The effect of the new interest rate swaps was to convert the floating rate portion of the original swaps on $450.0 million (all swaps except the January 22, 2008 swap that expires January 31, 2009) from three month LIBOR to one month LIBOR. The Partnership received a cash settlement in September of $1.4 million which represented the present value of the basis point differential between one month LIBOR and three month LIBOR. The $1.4 million was recorded in the consolidated statement of operations in (gain) loss on derivatives.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The table below aligns the new swap which receives one month LIBOR and pays three month LIBOR with the original interest rate swaps.

Original Swap Trade Date	New Trade Date	From	To	Notional Amounts
				(In thousands)

March 13, 2007	September 12, 2008	September 30, 2008	March 31, 2011	$50,000
September 5, 2007	September 12, 2008	September 30, 2008	September 28, 2011	50,000
August 16, 2007	September 12, 2008	October 30, 2008	October 31, 2011	100,000
November 14, 2006	September 12, 2008	November 28, 2008	November 30, 2010	50,000
August 9, 2007	September 12, 2008	November 28, 2008	November 30, 2010	50,000
July 30, 2007	September 12, 2008	November 28, 2008	August 30, 2011	100,000
August 6, 2007	September 23, 2008	November 28, 2008	August 30, 2011	50,000

				$450,000

The components of (gain) loss on derivatives in the consolidated statements of operations relating to interest rate swaps are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Change in fair value of derivatives that do not qualify for hedge accounting	$3,852	$745	$(2,210)	$460
Realized (gain) loss on derivatives	584	(180)	2,547	(361)

	$4,436	$565	$337	$99

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Fair value of derivative assets — current	$239	$68
Fair value of derivative assets — long-term	—	—
Fair value of derivative liabilities — current	(6,461)	(3,266)
Fair value of derivative liabilities — long-term	(5,642)	(8,057)

Net fair value of derivatives	$(11,864)	$(11,255)

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The components of (gain) loss on derivatives in the consolidated statements of operations, excluding interest rate swaps, are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Change in fair value of derivatives that do not qualify for hedge accounting	$99	$2,248	$(713)	$2,172
Realized (gains) losses on derivatives	(3,087)	(2,344)	(6,800)	(6,360)
Ineffective portion of derivatives qualifying for hedge accounting	(152)	57	(17)	120

	$(3,140)	$(39)	$(7,530)	$(4,068)

The fair value of derivative assets and liabilities, excluding interest rate swaps, are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Fair value of derivative assets — current	$14,782	$8,521
Fair value of derivative assets — long term	3,973	1,337
Fair value of derivative liabilities — current	(11,343)	(17,800)
Fair value of derivative liabilities — long term	(3,630)	(1,369)

Net fair value of derivatives	$3,782	$(9,311)

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Set forth below is the summarized notional amount and fair values of all instruments held for price risk management purposes and related physical offsets at September 30, 2008 (all gas volumes are expressed in MMBtu’s and all liquid quantities are expressed in gallons). The remaining term of the contracts extend no later than June 2010 for derivatives except for certain basis swaps that extend to March 2012. The Partnership’s counterparties to hedging contracts include BP Corporation, Total Gas & Power, Fortis, Morgan Stanley, Sempra Energy, Mitsui & Co. and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	September 30, 2008
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Natural gas swaps (short contracts) (MMBtu’s)	(1,098)	$409
Natural gas swaps (long contracts) (MMBtu’s)	90	(5)
Liquids swaps (short contracts) (gallons)	(26,856)	654

Total swaps designated as cash flow hedges		$1,058

Mark to Market Derivatives:*
Swing swaps (short contracts)	(656)	$(6)
Physical offsets to swing swap transactions (long contracts)	656	—
Swing swaps (long contracts)	465	70
Physical offsets to swing swap transactions (short contracts)	(465)	—
Basis swaps (long contracts)	93,098	1,855
Physical offsets to basis swap transactions (short contracts)	(5,148)	24,160
Basis swaps (short contracts)	(87,708)	(897)
Physical offsets to basis swap transactions (long contracts)	3,783	(23,924)
Third-party on-system financial swaps (long contracts)	4,840	(7,342)
Physical offsets to third-party on-system transactions (short contracts)	(4,530)	7,621
Third-party on-system financial swaps (short contracts)	(607)	(10)
Physical offsets to third-party on-system transactions (long contracts)	297	14
Processing margin hedges — liquids (short contracts)	(14,948)	1,472
Processing margin hedges — gas (long contracts)	1,636	(504)
Storage swap transactions (short contracts)	(173)	216
Storage swap transactions (long contracts)	30	(1)

Total mark to market derivatives		$2,724

*	All are gas contracts, volume in MMBtu’s, except for processing margin hedges — liquids (volume in gallons)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Increase (Decrease) in Midstream Revenue	2008	2007	2008	2007

Natural gas	$(811)	$1,573	$(691)	$4,321
Liquids	(3,369)	(366)	(14,305)	(614)

	$(4,180)	$1,207	$(14,996)	$3,707

Natural Gas

As of September 30, 2008, an unrealized derivative fair value net gain of $0.4 million related to cash flow hedges of gas price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, a $0.5 million gain is expected to be reclassified into earnings through September 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to October 2008 gas production increased gas revenue by approximately $0.2 million.

Liquids

As of September 30, 2008, an unrealized derivative fair value gain of $0.7 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, a $0.5 million gain is expected to be reclassified into earnings through September 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps and processing margin swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using prices actively quoted. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less Than	One to	More Than	Total
	One Year	Two Years	Two Years	Fair Value

September 30, 2008	$2,503	$146	$75	$2,724

(8)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	Total	Level 1	Level 2	Level 3

Interest rate swaps*	$(11,864)	—	$(11,864)	—
Commodity swaps*	3,782	—	3,782	—

Total	$(8,082)	—	$(8,082)	—

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income (loss) at each measurement date. Accumulated other comprehensive income also includes the net present value of unrealized losses on interest rate swaps of $17.0 million recorded prior to de-designation in January 2008, of which $4.7 million has been amortized to earnings through September 2008.

(9)	Other Income

The Partnership recorded $7.8 million in other income during the nine months ended September 30, 2008, primarily from settlement of disputed liabilities that were assumed with an acquisition.

(10)	Income Tax

The Company has recorded a deferred tax asset in the amount of $3.9 million and $9.1 million relating to the difference between its book and tax basis of its investment in the Partnership as of September 30, 2008 and December 31, 2007, respectively. Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The deferred tax asset and the related valuation allowance decreased $6.1 million during the first quarter of 2008 due to the conversion of the Partnership’s senior subordinated series C units to common units and increased $0.9 million during the second quarter for the issuance of Partnership common units. The income tax provision for the nine months ended September 30, 2008 of $10.7 million reflects a provision of $15.9 million for current period income offset by a $5.2 million net income tax benefit attributable to a tax basis adjustment in the Partnership related to the Company’s share of senior subordinated series C units that converted to common units and the issuance of Partnership common units. Included in the tax provision for the nine months ended September 30, 2008 was $1.4 million related to the Texas margin tax of which $0.8 million related to an increase in unrecognized tax benefits and $0.3 related to an increase in deferred taxes.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(11)	Commitments and Contingencies

(a)	Employment Agreements

Certain members of management of the Company are parties to employment contracts with the general partner of the Partnership. The employment agreements provide those senior managers with severance payments in certain circumstances and prohibit each such person from competing with the general partner of the Partnership or its affiliates for a certain period of time following the termination of such person’s employment.

(b)	Environmental Issues

The Partnership did not have any changes in environmental quality issues in the nine months ended September 30, 2008.

(c)	Other

The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

On November 15, 2007, Crosstex CCNG Processing Ltd. (Crosstex CCNG), a wholly-owned subsidiary of the Partnership, received a demand letter from Denbury Onshore, LLC (Denbury) asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex CCNG processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex CCNG breached the contract by failing to build a processing plant of a certain size and design, resulting in Crosstex CCNG’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex CCNG failed to provide specific notices required under the contract. On December 4, 2007 and February 14, 2008, Denbury sent Crosstex CCNG letters requesting that its claim be arbitrated pursuant to an arbitration provision in the contract. Although it is not possible to predict with certainty the ultimate outcome of this matter, we do not believe this will have a material adverse impact on our consolidated results of operations or financial position.

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

On July 22, 2008, SemGroup, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemGroup, L.P. owed the Partnership approximately $6.3 million, including approximately $3.9 million for June 2008 sales and approximately $2.3 million for July 2008 sales. The Partnership believes the July sales of $2.3 million will receive “administrative claim” status in the bankruptcy proceeding. The Partnership evaluated these receivables for collectibility and provided a valuation allowance of $1.6 million during the three months ended September 30, 2008.

(12)	Segment Information

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Corporate	Totals
		(In thousands)

Three months ended September 30, 2008:
Sales to external customers	$1,310,226	$19,036	$—	$1,329,262
Sales to affiliates	6,663	2,097	(8,760)	—
Profit on energy trading activities	648	—	—	648
Purchased gas	(1,220,210)	(6,164)	6,663	(1,219,711)
Operating expenses	(41,267)	(7,828)	2,097	(46,998)

Segment profit	$56,060	$7,141	$—	$63,201

Gain (loss) on derivatives	$3,137	$4	$(4,436)	$(1,295)
Depreciation and amortization	$(28,351)	$(3,160)	$(1,337)	$(32,848)
Capital expenditures (excluding acquisitions)	$52,055	$6,492	$2,814	$61,361
Identifiable assets	$2,405,882	$235,154	$151,458	$2,792,494
Three months ended September 30, 2007:
Sales to external customers	$926,726	$13,080	$—	$939,806
Sales to affiliates	2,182	1,239	(3,421)	—
Profit on energy trading activities	587	—	—	587
Purchased gas	(843,762)	(1,617)	2,182	(843,197)
Operating expenses	(27,584)	(5,361)	1,239	(31,706)

Segment profit	$58,149	$7,341	$—	$65,490

Gain (loss) on derivatives	$(776)	$—	$250	$(526)
Depreciation and amortization	$(23,891)	$(2,393)	$(1,193)	$(27,477)
Capital expenditures (excluding acquisitions)	$91,258	$4,858	$2,077	$98,193
Identifiable assets	$2,202,164	$219,659	$54,997	$2,476,820
Nine months ended September 30, 2008:
Sales to external customers	$4,087,683	$48,106	$—	$4,135,789
Sales to affiliates	12,900	5,286	(18,186)	—
Profit on energy trading activities	2,332	—	—	2,332
Purchased gas	(3,808,974)	(11,618)	12,900	(3,807,692)
Operating expenses	(111,090)	(21,611)	5,286	(127,415)

Segment profit	$182,851	$20,163	$—	$203,014

Gain (loss) on derivatives	$7,530	$—	$(337)	$7,193
Depreciation and amortization	$(82,845)	$(9,361)	$(4,833)	$(97,039)
Capital expenditures (excluding acquisitions)	$174,716	$23,699	$7,212	$205,627
Identifiable assets	$2,405,882	$235,154	$151,458	$2,792,494

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Midstream	Treating	Corporate	Totals
		(In thousands)

Nine months ended September 30, 2007:
Sales to external customers	$2,721,193	$40,160	$—	$2,761,353
Sales to affiliates	7,320	3,451	(10,771)	—
Profit on energy trading activities	2,180	—	—	2,180
Purchased gas	(2,510,843)	(6,208)	7,320	(2,509,731)
Operating expenses	(76,369)	(14,760)	3,451	(87,678)

Segment profit	$143,481	$22,643	$—	$166,124

Gain (loss) on derivatives	$4,082	$(14)	$(99)	$3,969
Depreciation and amortization	$(65,035)	$(8,581)	$(3,264)	$(76,880)
Capital expenditures (excluding acquisitions)	$302,057	$17,753	$4,824	$324,634
Identifiable assets	$2,202,164	$219,659	$54,997	$2,476,820

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Segment profits	$63,201	$65,490	$203,014	$166,124
General and administrative expenses	(17,613)	(16,886)	(51,767)	(45,074)
Gain (loss) on derivatives	(1,295)	(526)	7,193	3,969
Gain (loss) on sale of property	(68)	(2)	1,591	1,819
Depreciation and amortization	(32,848)	(27,477)	(97,039)	(76,880)

Operating income	$11,377	$20,599	$62,992	$49,958

(13)	Subsequent Events

(a)	Asset Dispositions

Subsequent to September 30, 2008, the Partnership executed agreements to sell certain non-strategic assets that together will generate approximately $105.0 million in proceeds, including $85.0 million for the asset disclosed in Note (2) Asset Held for Disposition. These transactions are expected to be completed before the end of November 2008.

(b)	Amendments to Bank Credit Facility and Senior Secured Notes

On November 7, 2008, the Partnership entered into the Fifth Amendment and Consent to its bank credit facility and the Waiver and Letter Amendment No. 3 to its Amended and Restated Note Purchase Agreement. The Fifth Amendment amended the agreement governing the Partnership’s credit facility to, among other things, (i) increase the maximum permitted leverage ratio the Partnership must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009, (ii) lower the minimum interest coverage ratio the Partnership must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter, (iii) permit the Partnership to sell a non-strategic asset discussed in (a) above (iv) increase the interest rate the Partnership pays on the obligations under the credit facility and (v) lower the maximum permitted leverage ratio the Partnership must maintain if the Partnership or its subsidiaries incur unsecured note indebtedness.

Under the amended credit agreement, borrowings will bear interest at the Partnership’s option at the administrative agent’s reference rate plus 0.50% to 2.00% (ranges were 0% to 0.25% prior to amendment) or

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

LIBOR plus 1.50% to 3.00% (ranges were 1.00% to 1.75% prior to amendment). The applicable margins for the Partnership’s interest rate, letter of credit fees and commitment fees all vary quarterly based on the Partnership’s leverage ratio. The fees charged for letters of credit range from 1.50% to 3.00% per annum (ranges were 1.00% to 1.75% prior to amendment) plus a fronting fee of 0.125% per annum. The Partnership will incur quarterly commitment fees ranging from 0.20% to 0.50% (ranges were 0.20% to 0.375% prior to amendment) on the unused amount of the credit facility.

Under the amended credit facility, the maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows:

•	5.00 to 1.00 for any fiscal quarter ending through June 30, 2009;

•	4.75 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

For any fiscal quarter ending after December 31, 2010, during an acquisition period, as defined in the credit facility, the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable rate set forth above. In addition, if the maximum leverage ratio is greater than 4.50 to 1.00 during an acquisition period, then borrowings will bear interest at the Partnership’s option at the administrative agent’s reference rate plus 2.25% or LIBOR plus 3.25%.

The minimum interest coverage ratio (as defined in the agreement, measured quarterly on a rolling four-quarter basis) was also lowered to 2.50 to 1.00 from 3.00 to 1.00 prior to amendment.

On November 7, 2008, the Partnership also entered into the Waiver and Letter Amendment No. 3 (“Letter Amendment No. 3”) to its Amended and Restated Note Purchase Agreement with Prudential Investment Management, Inc. and the other holders of its senior secured notes. A copy of Letter Amendment No. 3 is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. Letter Amendment No. 3 amended the agreement governing the Partnership’s senior secured notes to, among other things, (i) increase the maximum permitted leverage ratio the Partnership must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009 consistent with the ratios under the amendment to the bank credit facility, (ii) lower the minimum interest coverage ratio the Partnership must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter consistent with the ratio under the amendment to the bank credit facility, (iii) permit the Partnership to sell a non-strategic asset discussed in (a) above and (iv) increase the interest rate the Partnership pays on the senior secured notes. The interest rate the Partnership pays on the senior secured notes will increase by 0.5%. In addition, the interest rate on the senior secured notes will increase by an additional 0.75% (referred to as an excess leverage fee) if its leverage ratio is greater than 3.75 to 1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ended on September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs), through its subsidiaries. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership, to acquire indirectly substantially all of the assets, liabilities and operations of its predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. These partnership interests consist of (i) 16,414,830 common units, representing approximately 35.0% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

The Partnership has two industry segments, Midstream and Treating, with a geographic focus along the Texas gulf coast, in the north Texas Barnett Shale area and in Mississippi and Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, as well as providing certain producer services, while the Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the nine months ended September 30, 2008, 89% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its operations because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas or NGLs for a fee. The Partnership buys and sells most of its natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. In addition, the Partnership receives certain fees for processing based on a percentage of the liquids produced and enters into hedge contracts for its expected share of liquids produced to protect margins from changes in liquid prices. As explained under “Commodity Price Risk” below, the Partnership enters into financial instruments to reduce volatility in gross margin due to price fluctuations.

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

Processing revenues are generally based on either a percentage of the liquids volume recovered, or a margin based on the value of liquids recovered less the reduced energy value in the remaining gas after the liquids are removed, or a fixed fee per unit processed. Fractionation and marketing fees are generally a fixed per unit of products.

The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 14% and 12%, of the operating income in the Treating division for the nine months ended September 30, 2008 and 2007, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 60% and 58% of the operating income in the Treating division for the nine months ended September 30, 2008 and 2007, respectively; and

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 26% and 30% of the operating income in the Treating division for the nine months ended September 30, 2008 and 2007, respectively.

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

Impact of Recent Reduction in Partnership Distribution Level

Since our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own, any reduction in the Partnership’s distribution level reduces our cash flows. The Partnership is required by its partnership agreement to distribute all its cash on hand at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of the Partnership’s business or to provide for future distributions. Due to the recent tightening of capital markets coupled with the negative impact of hurricanes Ike and Gustav on the Partnership’s assets, the Partnership has reduced its third quarter 2008 distribution (to be paid in November 2008) from $0.63 per common unit to $0.50 per common unit. In addition, the Partnership anticipates that its distributions will remain at a reduced level for the remainder of 2008 and during 2009 because it will be required to use cash flows from operations to fund its capital expenditures due to the lack of access to capital markets.

The incentive distribution rights that we indirectly hold entitle us to receive an increasing percentage of cash distributed by the Partnership as certain target distribution levels are reached. Specifically, they entitle us to receive the following:

•	13.0% of all cash distributed in a quarter after each unit has received $0.25 for that quarter,

•	23.0% of all cash distributed after each unit has received $0.3125 for that quarter, and

•	48.0% of all cash distributed after each unit has received $0.375 for that quarter.

The following table shows the distributions we received from the Partnership during 2008 and 2007:

	Quarter Ended		Nine Months Ended
	September 30,*		September 30,*
	2008	2007	2008	2007

Common and subordinated units owned by us	$8,207	$5,900	$28,726	$17,200
2% general partner interest	594	450	2,230	1,295
Incentive distribution right	6,675	6,281	30,772	17,545

Total distributions from the Partnership	$15,476	$12,631	$61,728	$36,040

*	Distributions with respect to calendar quarters are paid approximately 45 days following quarter end.

Under its current capital structure, each $0.01 per unit increase or decrease in distributions by the Partnership increases or decreases total quarterly distributions by $0.9 million and we would receive $0.6 million or 68% of that increase.

Recent Developments

Since early September 2008, the economy and financial markets have declined at rates and to levels that were not anticipated. In addition to these declines, our business has also been significantly impacted by the following changes:

•	The majority of the Partnership’s assets in Texas and Louisiana sustained minimal physical damage as a result of hurricanes Gustav and Ike, which came ashore in September. Most of the Partnership’s facilities along the Gulf Coast promptly resumed operations. However, the Sabine plant, because of its proximity to the Louisiana Gulf coast, sustained some damage which should be repaired by mid-December. In addition, several offshore production platforms and pipelines transporting gas production to the Pelican and Bluewater processing plants were damaged by the storm, and repairs to these facilities are continuing during the fourth quarter of 2008. These storms resulted in an adverse impact to the Partnership’s gross margin of approximately $12.0 million and $2.0 million in operating expenses in the third quarter of 2008, and the Partnership anticipates that it will experience a further negative impact to its gross margin in the fourth quarter of 2008 of approximately $11.0 million.

•	Commodity prices have continued to decline. Since the beginning of October until the beginning of November, oil prices have fallen about 35%, natural gas prices about 13% and NGL prices about 38%. These declines have impacted the Partnership’s margins expected from processing for the remainder of 2008 and 2009.

•	In the north Texas Barnett Shale play, continued delays in infrastructure development, equipment delivery and right-of-way access have led to further delays in the growth of volumes on the Partnership’s systems.

•	Gas producers have revised their drilling budgets as they react to turbulent capital market conditions. Consequently, the Partnership has adjusted its business outlook to account for the general slowdown in industry drilling activity.

Our Business Strategy through 2009

We are adjusting our overall business strategy in response to the recent events discussed above. We are implementing a strategy to increase our liquidity and improve our profitability by undertaking the following steps:

•	Lowering the distribution level on the Partnership’s common units and the dividend level on our common shares, which is being effected with the distribution and dividend payable in November 2008.

•	Selling certain non-strategic assets. We have executed agreements to sell certain non-strategic assets that together will generate approximately $105.0 million in proceeds. These transactions are expected to be completed before the end of November 2008.

•	Reducing capital expenditures significantly through 2009. Total growth capital investments in the fourth quarter of 2008 and calendar year 2009 are currently anticipated to be approximately $180.0 million.

•	Decreasing balances outstanding under the letters of credit.

Expansions

During the nine months ended 2008, the Partnership continued the expansion of its north Texas pipeline gathering system in the Barnett Shale which was acquired in June 2006. Since the date of acquisition through September 30, 2008, it connected approximately 421 new wells to its gathering systems including approximately 135 new wells connected during 2008. Total throughput on the north Texas gathering systems, including throughput on our north Johnson County expansion discussed below, was approximately 771,000 MMBtu/d for the month of September 2008, up from a monthly throughput of approximately 525,000 MMBtu/d in December 2007.

We continued the construction of our 29-mile north Johnson County expansion, which is part of our north Texas pipeline gathering system, during 2008. The first phase of this expansion commenced operation in September 2007. The last two phases of the expansion commenced operation in May and July of 2008. The total gathering capacity for this 29-mile expansion is approximately 400 MMcf/d.

The Partnership completed its east Texas natural gas gathering system expansion in May 2008. The Partnership added a new pipeline next to our existing system which increased capacity to approximately 100 MMcf/d and added two refrigeration plants to improve the system’s ability to process the gas.

On April 28, 2008, the Partnership announced plans to construct an $80 million natural gas processing facility called Bear Creek in the Barnett Shale region of north Texas. The new plant will have a gas processing capacity of 200 MMcf/d, increasing the Partnership’s total processing capacity in the Barnett Shale to 485 MMcf/d. The Bear Creek plant will be strategically located near existing Partnership midstream assets in Hood County. The Partnership had originally planned to complete the Bear Creek plant by the third quarter of 2009. Although the Partnership has commenced construction of the plant, the Partnership is now planning to delay certain portions of the construction project because the Partnership does not anticipate that the additional capacity provided by the Bear Creek plant will be needed until mid to late 2010 due to reductions and/or delays in drilling activity in the Barnett Shale area.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Midstream revenues	$1,310.2	$926.7	$4,087.7	$2,721.2
Midstream purchased gas	(1,213.5)	(841.6)	(3,796.0)	(2,503.5)
Profit on energy trading activities	0.6	0.6	2.3	2.2

Midstream gross margin	97.3	85.7	294.0	219.9

Treating revenues	19.1	13.1	48.0	40.2
Treating purchased gas	(6.2)	(1.6)	(11.6)	(6.3)

Treating gross margin	12.9	11.5	36.4	33.9

Total gross margin	$110.2	$97.2	$330.4	$253.8

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,643,000	2,343,000	2,594,000	2,040,000
Processing	1,683,000	2,156,000	2,005,000	2,079,000
Producer services	74,000	92,000	81,000	95,000
Plants in service at end of period	195	195	195	195

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $97.3 million for the three months ended September 30, 2008 compared to $85.7 million for the three months ended September 30, 2007, an increase of $11.6 million, or 13.5%. The increase was primarily due to system expansion projects and increased throughput on our gathering and transmission systems. These increases were partially offset by margin decreases in the processing business due to a less favorable NGL market and operating downtime due to the impact of recent hurricanes. Profit on energy trading activities was unchanged for the comparative periods.

System expansion in the north Texas region and increased throughput on the North Texas Pipeline (NTP) contributed $14.9 million of gross margin growth for the three months ended September 30, 2008 over the same period in 2007. The gathering systems in the region and NTP accounted for $10.7 million and $2.3 million of this increase, respectively. The processing facilities in the region contributed an additional $1.9 million of this gross margin increase. System expansion and volume increases on the LIG system contributed margin growth of $1.2 million during the third quarter of 2008 over the same period in 2007. Processing plants in Louisiana reported a margin decline of $2.9 million for the comparative three month periods due to a less favorable NGL processing environment and business interruptions due to the impact of recent hurricanes. These unfavorable processing conditions also impacted the south Texas region where the Vanderbilt system and Gregory Processing Plant had margin declines of $0.8 million and $0.7 million, respectively.

The Partnership’s processing and gathering systems were negatively impacted by events beyond our control during the third quarter that had a significant effect on gross margin results for the period. Hurricanes Gustav and Ike came ashore along the Gulf coast in September. These storms are estimated to have cost the Partnership approximately $12.0 million in gross margin for the three months ended September 30, 2008. The lost margin was primarily experienced at gas processing facilities along the Gulf coast. However, processing facilities further inland in Louisiana and north Texas were indirectly impacted due to disruption in the NGL markets. In addition, approximately $0.9 million in gross margin was lost at the Sabine plant in August due to downtime from fire damage. The fire occurred during an attempt to bring the plant back on line following tropical storm Eduardo.

Treating gross margin was $12.9 million for the three months ended September 30, 2008 compared to $11.5 million in the same period in 2007, an increase of $1.4 million, or 12.3%. Treating plants, dew point control plants, and related equipment in service remained at 195 plants in September 30, 2008 which is unchanged from September 30, 2007. Gross margin growth for the period of $1.1 million is attributed primarily to increased fees per plant and an increase in throughput on the volume based plants. Upstream services also contributed gross margin growth of $0.3 million for the comparable periods.

Operating Expenses.  Operating expenses were $47.0 million for the three months ended September 30, 2008 compared to $31.7 million for the three months ended September 30, 2007, an increase of $15.3 million, or 48.2%. The increase is primarily attributable to the following factors:

•	$10.9 million increase in Midstream operating expenses primarily due to expansion and growth of our Midstream assets in the NTP, NTG, and north Louisiana and east Texas areas. Chemicals and materials increased by $2.3 million, compressor rentals increased by $1.6 million, contractor services and labor costs increased by $5.2 million, and ad valorem taxes increased by $1.0 million;

•	$2.0 million in Midstream operating expense due to hurricanes Gustav and Ike. $7.6 million total repair and replacement costs were sustained at our Sabine processing plant, $5.6 million of which will be claimed through our property damage insurer; and

•	$2.5 million increase in Treating operating expenses, consisting of a $0.6 million increase for materials and supplies, a $0.8 million increase in contractor services costs to support maintenance projects and a $0.7 million increase in labor costs as a result of market adjustments for field service employees and additional headcount.

General and Administrative Expenses.  General and administrative expenses were $17.6 million for the three months ended September 30, 2008 compared to $16.9 million for the three months ended September 30, 2007, an increase of $0.7 million, or 4.3%. The increase is primarily attributable to the following factors:

•	$1.6 million increase in bad debt expense due to the SemGroup, L.P. bankruptcy;

•	$0.8 million increase in rental expense resulting primarily from the addition of office rent for the expansion of our corporate headquarters; and

•	$1.6 million decrease in stock-based compensation expense resulting primarily from the reduction of estimated performance-based restricted units and restricted shares.

Gain/Loss on Derivatives.  The Partnership had a loss on derivatives of $1.3 million for the three months ended September 30, 2008 compared to a loss of $0.5 million for the three months ended September 30, 2007. The derivative transaction types contributing to the net loss are as follows (in millions):

	Three Months Ended September 30,
	2008		2007
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized

Interest rate swaps	$4.4	$0.6	$0.6	$(0.2)
Basis swaps	(1.4)	(2.7)	(0.5)	(2.1)
Third-party on-system swaps	(0.3)	(0.3)	(0.2)	(0.7)
Processing margin hedges	(0.9)	—	0.6	0.5
Other	(0.5)	(0.1)	—	—

	$1.3	$(2.5)	$0.5	$(2.5)

Depreciation and Amortization.  Depreciation and amortization expenses were $32.8 million for the three months ended September 30, 2008 compared to $27.5 million for the three months ended September 30, 2007, an increase of $5.4 million, or 19.5%. The increase primarily relates to the NTP and NTG expansion project assets.

Interest Expense.  Interest expense was $17.1 million for the three months ended September 30, 2008 compared to $20.6 million for the three months ended September 30, 2007, a decrease of $3.6 million, or 17.4%.

The decrease relates primarily to lower interest rates between three month periods (weighted average rate of 6.0% in the 2008 period compared to 7.0% in the 2007 period). Net interest expense consists of the following (in millions):

	Three Months Ended
	September 30,
	2008	2007

Senior notes	$8.2	$8.3
Credit facility	8.4	12.8
Other	1.1	0.9
Capitalized interest	(0.5)	(1.2)
Interest income	(0.1)	(0.2)

Total	$17.1	$20.6

Income taxes.  Income tax expense was $2.1 million for the three months ended September 30, 2008 compared to $1.1 million for the three months ended September 30, 2007, an increase of $1.0 million. The increase relates primarily to the Texas margin tax.

Interest of Non-Controlling Partners in the Partnership’s Net Income/Loss From Continuing Operations.  The interest of non-controlling partners in the Partnership’s net loss from continuing operations increased by $5.3 million to a loss of $7.8 million for the three months ended September 30, 2008 compared to a loss of $2.5 million for the three months ended September 30, 2007 due to the changes shown in the following summary (in millions):

	For the Three Months Ended
	September 30,
	2008	2007

Net income (loss) for the Partnership	$(5.2)	$2.1
(Income) allocation to CEI for the general partner incentive distributions	(6.7)	(6.3)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.8	1.5
Loss allocation to CEI for its 2% general partner share of Partnership (income) loss	0.1	0.1

Net loss allocable to limited partners	(11.0)	(2.6)
Less: CEI’s share of net loss allocable to limited partners	4.1	1.0
Less: Non-controlling partners’ share of income from discontinued operations	(0.9)	(1.0)
Plus: Non-controlling partners’ share of net income in Crosstex Denton County Gathering, J.V.	—	0.1

Non-controlling partners’ share of Partnership net loss from continuing operations	$(7.8)	$(2.5)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $294.0 million for the nine months ended September 30, 2008 compared to $219.9 million for the nine months ended September 30, 2007, an increase of $74.1 million, or 33.7%. The increase was primarily due to system expansion projects and increased throughput on our gathering and transmission systems. These increases were partially offset by margin decreases in the processing business due to a less favorable NGL market and operating downtime due to the impact of recent hurricanes. Profit on energy trading activities increased for the comparative periods by approximately $0.2 million.

System expansion in the north Texas region and increased throughput on the NTP contributed $47.8 million of gross margin growth for the nine months ended September 30, 2008 over the same period in 2007. The gathering systems in the region and NTP accounted for $32.3 million and $6.9 million of this increase, respectively. The processing facilities in the region contributed an additional $8.6 million of this gross margin increase. System expansion and volume increases on the LIG system contributed margin growth of $13.0 million during the nine months ended September 30, 2008 over the same period in 2007. Processing plants in Louisiana contributed margin growth of $8.5 million for the comparative nine month period in 2007 due to higher NGL prices and increased volumes at the Gibson and Plaquemine plants and the Riverside fractionation facility during the first half of the year. These gains were offset primarily by a less favorable NGL processing environment in the third quarter and business interruptions due to the impact of recent hurricanes. The Vanderbilt system in the south Texas region had a margin increase of $3.6 million for the comparative nine-month periods primarily due to growth in the first half of the year offset by a decline in the third quarter due to the less favorable processing conditions. The Mississippi system had a margin increase of $2.1 million for the nine months ended due to increased throughput. The Arkoma system in Oklahoma experienced a throughput decline for the comparable periods that resulted in a negative margin variance of $1.2 million.

The Partnership’s processing and gathering systems were negatively impacted by events beyond our control during the third quarter that had a significant effect on gross margin results for the period. Hurricanes Gustav and Ike came ashore along the Gulf coast in September. These storms are estimated to have cost the Partnership approximately $12.0 million in gross margin and $1.5 million in repair costs for the three months ended September 30, 2008. The lost margin was primarily experienced at gas processing facilities along the Gulf coast. However, processing facilities further inland in Louisiana and north Texas were indirectly impacted due to disruption in the NGL market. In addition, approximately $0.9 million in gross margin was lost at the Sabine plant in August due to downtime from fire damage. The fire occurred during an attempt to bring the plant back on line following tropical storm Eduardo.

Treating gross margin was $36.4 million for the nine months ended September 30, 2008 compared to $33.9 million for the same period in 2007, an increase of $2.5 million, or 7.5%. Treating plants, dew point control plants and related equipment in service remained at 195 plants at September 30, 2008 which is unchanged from September 30, 2007. Gross margin growth for the period of $1.6 million is attributed primarily to increased fees due to larger GPM plants and an increase in throughput on the volume based plants. Upstream services also contributed gross margin growth of $1.0 million for the comparable periods.

Operating Expenses.  Operating expenses were $127.4 million for the nine months ended September 30, 2008 compared to $87.7 million for the nine months ended September 30, 2007, an increase of $39.7 million, or 45.3%. The increase is primarily attributable to the following factors:

•	$29.6 million increase in Midstream operating expenses primarily due to expansion and growth of our Midstream assets in the NTP, NTG, and north Louisiana and east Texas areas. Chemicals and materials increased by $6.8 million, equipment rental increased by $6.0 million, contractor services and labor costs increased by $11.9 million, and ad valorem increased by $1.8 million;

•	$2.0 million in Midstream operating expense due to hurricanes Gustav and Ike. $7.6 million total repair and replacement costs were sustained at our Sabine processing plant, $5.6 million of which will be claimed through our property damage insurer;

•	$6.8 million increase in Treating operating expenses including $2.1 million for materials and supplies, contractor services costs of $1.5 million to support maintenance projects and labor costs of $1.9 million as a result of market adjustments for field service employees and additional headcount;

•	$1.1 million increase in technical services operating expenses; and

•	$0.2 million increase in stock-based compensation expense.

General and Administrative Expenses.  General and administrative expenses were $51.8 million for the nine months ended September 30, 2008 compared to $45.1 million for the nine months ended September 30, 2007, an increase of $6.7 million, or 14.8%. The increase is primarily attributable to the following factors:

•	$3.0 million increase in labor and benefits related to staff additions associated with the requirements of the NTP and the NTG assets and the expansion in north Louisiana;

•	$1.6 million increase in bad debt expense due to the SemGroup, L.P. bankruptcy;

•	$1.3 million increase in rental expense resulting primarily from the addition of office rent for the expansion of our corporate headquarters;

•	$1.4 million increase in other expenses, including professional fees and services and travel and training expenses; and

•	$0.6 million decrease in stock-based compensation expense resulting primarily from the reduction of estimated performance-based restricted units and restricted shares.

Gain on Sale of Property.  The $1.6 million gain on sale of property for the nine months ended September 30, 2008 represents disposition of various small Treating and Midstream assets. The $1.8 million gain on sale of property for the nine months ended September 30, 2007 consisted of the disposition of unused catalyst material for $1.0 million and the sale of a treating plant for $1.0 million, partially offset by losses of $0.2 million on disposition of other treating equipment.

Gain/Loss on Derivatives.  The Partnership had a gain on derivatives of $7.2 million for the nine months ended September 30, 2008 compared to a gain of $4.0 million for the nine months ended September 30, 2007. The derivative transaction types contributing to the net gain are as follows (in millions):

	Nine Months Ended September 30,
	2008		2007
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized

Basis swaps	$(6.1)	$(6.3)	$(5.7)	$(4.9)
Third-party on-system swaps	(0.5)	(0.5)	(0.1)	(0.5)
Processing margin hedges	(0.8)	0.2	1.1	0.6
Puts	—	—	0.8	—
Other	0.2	2.4 *	(0.1)	(2.0)

	$(7.2)	$(4.2)	$(4.0)	$(6.8)

*	Includes realized interest rate swaps of $0.8 not received until fourth quarter.

Depreciation and Amortization.  Depreciation and amortization expenses were $97.0 million for the nine months ended September 30, 2008 compared to $76.9 million for the nine months ended September 30, 2007, an increase of $20.2 million, or 26.2% Midstream depreciation and amortization increased $18.6 million due to the NTP, NTG and north Louisiana expansion project assets. Software additions and depreciation acceleration of Dallas office leasehold improvements accounted for an increase between periods of $1.5 million.

Interest Expense.  Interest expense was $54.3 million for the nine months ended September 30, 2008 compared to $56.3 million for the nine months ended September 30, 2007, a decrease of $2.0 million, or 3.6%. The decrease relates primarily to lower interest rates between nine-month periods (weighted average rate of 6.1% in 2008 compared to 7.0% in 2007). Net interest expense consists of the following (in millions):

	Nine Months Ended
	September 30,
	2008	2007

Senior notes	$24.6	$25.1
Credit facility	29.1	33.5
Other	3.3	2.8
Capitalized interest	(2.2)	(4.3)
Realized interest rate swap gains	(0.2)	—
Interest income	(0.3)	(0.8)

Total	$54.3	$56.3

Income Taxes.  Income tax expense was $10.7 million for the nine months ended September 30, 2008 compared to $2.1 million for the nine months ended September 30, 2007, an increase of $8.6 million. The increase includes $12.5 million related to the increase in book net income between the periods and $1.3 million related to the Texas margin tax. The income tax provision for the nine months ended September 30, 2008 also includes $5.2 million benefit related to the issuance of Partnership common units.

Other Income.  The Partnership recorded $7.8 million in other income during the nine months ended September 30, 2008, primarily from the settlement of disputed liabilities that were assumed with an acquisition.

Gain on Issuance of Units of the Partnership.  As a result of the Partnership issuing common units in April 2008 to unrelated parties at a price per unit greater than our equivalent carrying value, our share of net assets of the Partnership increased by $14.7 million and we recognized a gain on issuance of such units during the nine months ended September 30, 2008.

Interest of Non-Controlling Partners in the Partnership’s Net Loss from Continuing Operations.  The interest of non-controlling partners in the Partnership’s net loss from continuing operations decreased by $4.1 million to a loss of $7.3 million for the nine months ended September 30, 2008 compared to a loss of $11.4 million for the nine months ended September 30, 2007 due to the changes shown in the following summary (in millions):

	For the Nine Months Ended
	September 30,
	2008	2007

Net income (loss) for the Partnership	$20.2	$(0.3)
(Income) allocation to CEI for the general partner incentive distribution	(30.8)	(17.5)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	3.4	3.8
(Income) loss allocation to CEI for its 2% general partner share of Partnership (income) loss	(0.5)	0.3

Net loss allocable to limited partners	(7.7)	(13.7)
Less: CEI’s share of net loss allocable to limited partners	3.0	5.1
Less: Non-controlling partners’ share of income from discontinued operations	(2.8)	(3.0)
Plus: Non-controlling partners’ share of net income in Crosstex Denton County Gathering, J.V.	0.2	0.2

Non-controlling partners’ share of Partnership net loss from continuing operations	$(7.3)	$(11.4)

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

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $215.6 million for the nine months ended September 30, 2008 compared to cash provided by operations of $102.5 million for the nine months ended September 30, 2007. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007

Income before non-cash income and expenses	$124.0	$88.2
Changes in working capital	$91.6	$14.2

The primary reason for the increased income before non-cash income and expenses of $35.8 million from 2007 to 2008 was increased operating income from expansions in north Texas and north Louisiana during 2007 and 2008. Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of its revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although the Partnership strives to minimize natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period-to-period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with derivative cash flow hedges which may fluctuate significantly due to the changes in natural gas and NGL prices. The changes in working capital during the nine months ended September 30, 2007 and 2008 are due to the impact of the fluctuations discussed above and are not indicative of any change in operating cash flow trends.

Cash Flows from Investing Activities.  Net cash used in investing activities was $214.1 million and $325.7 million for the nine months ended September 30, 2008 and 2007, respectively. The primary investing activities were capital expenditures for internal growth, net of accrued amounts, as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007

Growth capital expenditures	$205.1	$322.5
Maintenance capital expenditures	12.8	6.2

Total	$217.9	$328.7

Net cash invested in Midstream assets was $178.2 million for the nine months ended September 30, 2008 down from $304.8 million for 2007. Midstream spending declined in the nine month period from 2007 to 2008 because the north Louisiana project was in progress and is reflected in the midstream capital expenditures for the nine months ended September 30, 2007. Net cash invested in Treating assets was $32.5 million for the nine months ended September 30, 2008 and $18.8 million for the nine months ended September 30, 2007. Net cash invested in other corporate assets was $7.2 million for the nine months ended September 30, 2008 and $5.1 million for the nine months ended September 30, 2007.

Cash flows from investing activities for the nine months ended September 30, 2008 and 2007 also includes proceeds from property sales of $3.8 million and $3.0 million, respectively. These sales primarily related to sales of various small Midstream and Treating assets.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $101.1 million and $230.9 million for the nine months ended September 30, 2008 and 2007, respectively. Financing activities primarily relate to funding of capital expenditures. The Partnership’s financings have primarily consisted of borrowings under its bank credit facility, borrowings under capital lease obligations, equity offerings and senior note repayments during 2008 and 2007 as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007

Net borrowings under bank credit facility	$118.8	$237.0
Senior note repayments	(7.1)	(7.1)
Net borrowings under capital lease obligations	17.6	—
Senior subordinated unit offerings(1)	—	99.9
Common unit offerings(1)	99.9	—

(1)	Net of offering costs.

Dividends to shareholders and distributions to non-controlling partners in the Partnership represent our primary use of cash in financing activities. Total cash distributions made during the nine months ended were as follows (in millions):

	Nine Months Ended September 30,
	2008	2007

Dividend to shareholders	$47.0	$31.3
Non-controlling partner distributions	47.9	28.8

Total	$94.9	$60.1

In order to reduce its interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its $1.185 billion credit facility to fund checks as they are presented. As of September 30, 2008, the Partnership had approximately $202.0 million of available borrowing capacity under this facility. Changes in drafts payable for the nine months ended 2008 and 2007 were as follows (in millions):

	Nine Months Ended September 30,
	2008	2007

Decrease in drafts payable	$28.9	$38.0

Potential Shutdown of Blue Water Plant in First Quarter of 2009.  The Partnership owns a 59.27% interest in the Blue Water gas processing plant located near Crowley, Louisiana and it also operates this plant. The Blue Water facility is connected to continental shelf and deepwater production volumes through the Blue Water pipeline system which is owned by Tennessee Gas Pipeline (TGP). During 2008, TGP sought and received approval from the Federal Energy Regulatory Commission, or FERC, to acquire Columbia Gulf Transmission’s ownership share in the Blue Water pipeline. TGP intends to reverse the flow of the gas on the pipeline thereby removing access to all the gas processed at the Blue Water plant from the Blue Water offshore system. This action was originally planned for September 2008, but has been postponed until the first quarter of 2009 due to damage sustained as a result of hurricane activity in the third quarter of 2008. The Partnership is continuing to evaluate alternative sources of new gas for the Blue Water plant which may include moving gas from the LIG system over to the Blue Water system or relocating the Blue Water plant to support the LIG system. The Blue Water plant contributed gross margin of $0.8 million and $3.3 million and incurred operating expenses of $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively. The net book value of the Blue Water plant was $28.5 million as of September 30, 2008.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2008.

Capital Requirements of the Partnership.  As discussed under “Recent Events” and “Our Business Strategy through 2009,” the Partnership will be reducing its budgeted capital expansion projects during the remainder of 2008 and for 2009 to approximately $180.0 million which will be funded from its cash flow from operations and from proceeds from sales of certain non-strategic assets, including approximately $105.0 million from transactions expected to close before the end of November 2008. Global market and economic conditions have been, and continue to be, disruptive and volatile. The cost of capital in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. If the Partnership needs to raise capital, we cannot be certain that additional capital will be available to the extent required and on acceptable terms.

Since a portion of the Partnership’s cash flow from operations will be used to fund its capital projects during the remainder of 2008 and for 2009, the Partnership has reduced its quarterly distribution rate from $0.63 per common unit to $0.50 per common unit with respect to the third quarter of 2008 and anticipates that the distribution level will remain at a reduced level with respect to the remainder of 2008 and 2009. Our ability to pay dividends to our shareholders and to fund planned capital expenditures will depend upon the Partnership’s future operating performance, which will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond its control.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2008 is as follows (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt	$1,334.9	$2.4	$9.4	$20.3	$884.8	$93.0	$325.0
Interest payable on fixed long-term debt obligations	171.7	8.1	32.1	31.0	29.8	26.3	44.4
Capital lease obligations	25.7	0.6	2.5	2.5	2.4	2.4	15.3
Operating leases	99.1	7.1	25.9	22.0	20.7	16.6	6.8
Unconditional purchase obligations	31.5	14.2	17.3	—	—	—	—

Total contractual obligations	$1,662.9	$32.4	$87.2	$75.8	$937.7	$138.3	$391.5

The above table does not include any physical or financial purchase contract commitments for natural gas.

The unconditional purchase obligations for 2008 relate to purchase commitments for equipment.

Indebtedness

As of September 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2008 and December 31, 2007 were 5.73% and 6.71%, respectively	$852,810	$734,000
Senior secured notes, weighted average interest rate at September 30, 2008 and December 31, 2007 was 6.75%	482,059	489,118

	1,334,869	1,223,118
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,325,457	$1,213,706

Credit Facility As of September 30, 2008, the Partnership had a bank credit facility with a borrowing capacity of $1.185 billion that matures in June 2011. As of September 30, 2008, $983.0 million was outstanding under the bank credit facility, including $130.2 million of letters of credit, leaving approximately $202.0 million available for future borrowing. The bank credit facility is guaranteed by certain of the Partnership’s subsidiaries.

The Partnership was in compliance with all debt covenants as of September 30, 2008 and expects to be in compliance with debt covenants for the next twelve months. If the Partnership does not comply with the covenants and restrictions in its credit facility agreement or instruments governing its other indebtedness, the Partnership could be in default under those agreements, and the debt incurred under those agreements, together with accrued interest, could then be declared immediately due and payable. If the Partnership is unable to repay any borrowings when due, the lenders under its credit facility agreement and its senior secured noteholders could proceed against their collateral, which includes substantially all of the assets the Partnership owns. If the indebtedness under the Partnership’s credit facility agreement and its other debt instruments is accelerated, the Partnership may not have sufficient assets to repay amounts due under its credit facility agreement or its other debt instruments. The Partnership’s ability to comply with these provisions of its credit facility agreement and other agreements governing its other indebtedness may be affected by the factors discussed in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or other events beyond the Partnership’s control.

On November 7, 2008, the Partnership entered into the Fifth Amendment and Consent to its bank credit facility and the Waiver and Letter Amendment No. 3 to its Amended and Restated Note Purchase Agreement. For a description of these amendments, please read “Item 5. Other Information” below.

Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company will consider restricted shares with nonforfeitable dividend rights in the calculation of earnings per share and will adjust all prior reporting periods retrospectively to conform to the requirements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

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

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133 and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Company will be to require expanded disclosure regarding derivative instruments.

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

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At September 30, 2008, its bank credit facility had outstanding borrowings of $852.8 million which approximated its fair value. The Partnership manages a portion of its interest rate exposure on its variable rate debt by utilizing interest rate swaps, which allow it to convert a portion of variable rate debt into fixed rate debt. In January 2008, the Partnership amended its existing interest rate swaps covering $450.0 million of the variable rate debt to extend the period by one year (coverage periods end from November 2010 through October 2011) and reduce the interest rates to a range of 4.38% to 4.68%. In September 2008, the Partnership entered into additional interest rate swaps covering the $450.0 million that converted the floating rate portion of the original swaps from three month LIBOR to one month LIBOR. In addition, the Partnership entered into one new interest rate swap in January 2008 covering $100.0 million of the variable rate debt for a period of one year at an interest rate of 2.83%. As of September 30, 2008, the fair value of these interest rate swaps was reflected as a liability of $11.8 million ($6.2 million in net current liabilities and $5.6 million in long-term liabilities) on its financial statements. The Partnership estimates that a 1% increase or decrease in the interest rate would increase or decrease the fair value of these interest rate swaps by approximately $11.5 million. Considering the interest rate swaps and the amount outstanding on its bank credit facility as of September 30, 2008, the Partnership estimates that a 1% increase or decrease in the interest rate would change its annual interest expense by approximately $3.0 million for period when the entire portion of the $550.0 million of interest rate swaps are outstanding and $8.5 million for annual periods after 2011 when all the interest rate swaps lapse.

At September 30, 2008, the Partnership had total fixed rate debt obligations of $482.1 million, consisting of its senior secured notes with a weighted average interest rate of 6.75%. The fair value of these fixed rate obligations was approximately $361.7 million as of September 30, 2008. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (its senior secured notes) by $15.1 million based on the debt obligations as of September 30, 2008.

Commodity Price Risk

Approximately 4.1% of the natural gas marketed by the Partnership is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.

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

The Partnership has commodity price risk associated with its processed volumes of natural gas. The Partnership currently processes gas under three main types of contractual arrangements:

1. Processing margin contracts:  Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (shrink) in processing. The margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. The Partnership controls its risk on current processing margin contracts primarily through its ability to bypass processing when it is not profitable or by contracts that revert to a minimum fee.

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

Gas processing margins by contract type, gathering and transportation margins and treating margins as a percent of total margin for the comparative quarterly and year-to-date periods are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gathering and transportation margin	40.1%	42.8%	42.6%	44.7%
Gas processing margins:
Processing margin	26.4%	17.3%	23.0%	13.3%
Percent of proceeds	16.0%	21.1%	16.3%	20.2%
Fee based	5.8%	7.0%	7.1%	8.4%

Total gas processing margins	48.2%	45.4%	46.4%	41.9%
Treating margin	11.7%	11.8%	11.0%	13.4%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership also has hedges in place at September 30, 2008 covering liquids volumes it expects to receive under percent of proceeds contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)

October 2008-December 2009	Ethane	183 (MBbls)	Index	$0.640 - $0.858/gal	$883
October 2008-December 2009	Propane	193 (MBbls)	Index	$1.057 - $1.493/gal	(349)
October 2008-December 2009	Iso Butane	50 (MBbls)	Index	$1.295 - $1.812/gal	151
October 2008-December 2009	Normal Butane	68 (MBbls)	Index	$1.278 - $1.797/gal	230
October 2008-December 2009	Natural Gasoline	146 (MBbls)	Index	$1.573 -$2.181/gal	(261)

					$654

The Partnership also has hedges in place at September 30, 2008 covering the frac spread risk related to its processing margin contracts as set forth in the following table:

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)

October 2008-December 2008	Ethane	159 (MBbls)	Index	$0.79/gal	$953
October 2008-December 2008	Propane	81 (MBbls)	Index	$1.52/gal	241
October 2008-December 2008	Iso Butane	26 (MBbls)	Index	$1.72/gal	98
October 2008-December 2008	Normal Butane	28 (MBbls)	Index	$1.70/gal	104
October 2008-December 2008	Natural Gasoline	62 (MBbls)	Index	$2.085/gal	76
October 2008-December 2008	Natural Gas	17,785 (MMBtu/d)	$7.375-$7.875/MMBtu	Index	(504)

					$968

The Partnership has hedged its expected exposure to declines in prices for natural gas and NGL volumes produced for its account in the approximate percentages set forth below:

	2008	2009

Natural gas	74%	34%
NGLs	59%	19%

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

As of September 30, 2008, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $3.8 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $5.5 million in the net asset fair value of these contracts as of September 30, 2008.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information about risk factors for the three months ended September 30, 2008 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information

On November 7, 2008, the Partnership entered into the Fifth Amendment and Consent (the “Fifth Amendment”) to its credit facility with Bank of America, N.A., as administrative agent, and the banks and other parties thereto. A copy of the Fifth Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The Fifth Amendment amended the agreement governing the Partnership’s credit facility to, among other things, (i) increase the maximum permitted leverage ratio the Partnership must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009, (ii) lower the minimum interest coverage ratio the Partnership must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter, (iii) permit the Partnership to sell a non-strategic asset dispositions described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy through 2009”, (iv) increase the interest rate the Partnership pays on the obligations under the credit facility and (v) lower the maximum permitted leverage ratio the Partnership must maintain if the Partnership or its subsidiaries incur unsecured note indebtedness.

Under the amended credit agreement, borrowings will bear interest at the Partnership’s option at the administrative agent’s reference rate plus 0.50% to 2.00% (ranges were 0% to 0.25% prior to amendment) or LIBOR plus 1.50% to 3.00% (ranges were 1.00% to 1.75% prior to amendment). The applicable margins for the Partnership’s interest rate, letter of credit fees and commitment fees all vary quarterly based on the Partnership’s leverage ratio. The fees charged for letters of credit range from 1.50% to 3.00% per annum (ranges were 1.00% to 1.75% prior to amendment) plus a fronting fee of 0.125% per annum. The Partnership will incur quarterly commitment fees ranging from 0.20% to 0.50% (ranges were 0.20% to 0.375% prior to amendment) on the unused amount of the credit facility. Based on the Partnership’s forecasted leverage ratios for the fourth quarter of 2008 and 2009, the Partnership expects the applicable margins to be at the higher end of these ranges for its interest rate, letter of credit fees and commitment fees.

Under the amended credit facility, the maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows:

•	5.00 to 1.00 for any fiscal quarter ending through June 30, 2009;

•	4.75 to 1.00 for the fiscal quarter ending September 30, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

For any fiscal quarter ending after December 31, 2010, during an acquisition period, as defined in the credit facility, the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable rate set forth above. In addition, if the maximum leverage ratio is greater than 4.50 to 1.00 during an acquisition period, then borrowings will bear interest at the Partnership’s option at the administrative agent’s reference rate plus 2.25% or LIBOR plus 3.25%.

The minimum interest coverage ratio (as defined in the agreement, measured quarterly on a rolling four-quarter basis) was also lowered to 2.50 to 1.00 from 3.00 to 1.00 prior to amendment.

On November 7, 2008, the Partnership also entered into the Waiver and Letter Amendment No. 3 (“Letter Amendment No. 3”) to its Amended and Restated Note Purchase Agreement with Prudential Investment Management, Inc. and the other holders of its senior secured notes. A copy of Letter Amendment No. 3 is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. Letter Amendment No. 3 amended the agreement governing the Partnership’s senior secured notes to, among other things, (i) increase the maximum permitted leverage ratio the Partnership must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009, consistent with the ratios under the amendment to the bank credit facility (ii) lower the minimum interest coverage ratio the Partnership must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter consistent with the ratio under the amendment to the bank credit facility, (iii) permit the Partnership to sell a non-strategic asset described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Strategy through 2009” and (iv) increase the interest rate the Partnership pays on the senior secured notes. The interest rate the Partnership pays on the senior secured notes will increase by 0.5%. In addition, the interest rate on the senior secured notes will increase by an additional 0.75% (referred to as an excess leverage fee) if its leverage ratio is greater than 3.75 to 1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ended on September 30, 2008. Based on the Partnership’s forecasted leverage ratios for the fourth quarter of 2008 and 2009, the Partnership expects to pay such excess leverage fee.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.6	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., effective as of January 1, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.7	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

Number			Description

3.9		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.12		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.13		—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14		—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15		—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.17		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.18		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10	.1*	—	Fifth Amendment and Consent to Fourth Amended and Restated Credit Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties.
10	.2*	—	Waiver and Letter Amendment No. 3 to Amended and Restated Note Purchase Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties.
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSTEX ENERGY, INC.

By:	/s/ WILLIAM W. DAVIS
William W. Davis,
Executive Vice President and
Chief Financial Officer

November 10, 2008

EXHIBIT INDEX

Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
3.2		—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3		—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4		—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5		—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.6		—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., effective as of January 1, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.7		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8		—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.9		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.12		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.13		—	Amended and Restated Certificate of Formation of Crosstex Holdings GP, LLC (incorporated by reference from Exhibit 3.11 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.14		—	Limited Liability Company Agreement of Crosstex Holdings GP, LLC, dated as of October 27, 2003 (incorporated by reference from Exhibit 3.12 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.15		—	Certificate of Formation of Crosstex Holdings LP, LLC (incorporated by reference from Exhibit 3.13 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.16		—	Limited Liability Company Agreement of Crosstex Holdings LP, LLC, dated as of November 4, 2003 (incorporated by reference from Exhibit 3.14 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.17		—	Amended and Restated Certificate of Limited Partnership of Crosstex Holdings, L.P. (incorporated by reference from Exhibit 3.15 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
3.18		—	Agreement of Limited Partnership of Crosstex Holdings, L.P., dated as of November 4, 2003 (incorporated by reference from Exhibit 3.16 to Crosstex Energy, Inc.’s Registration Statement on Form S-1, file No. 333-110095).
10	.1*	—	Fifth Amendment and Consent to Fourth Amended and Restated Credit Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties.
10	.2*	—	Waiver and Letter Amendment No. 3 to Amended and Restated Note Purchase Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties.
31	.1*	—	Certification of the principal executive officer.

Number			Description

31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.