Form 10-Q
period 2009-03-31
CROSSTEX ENERGY INC
filed 2009-05-08
CIK 1209821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 30, 2009, the Registrant had 46,452,911 shares of common stock outstanding.

Item	Description	Page

PART I — FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	3
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
4.	CONTROLS AND PROCEDURES	43

PART II — OTHER INFORMATION
1A.	RISK FACTORS	43
5.	OTHER INFORMATION	43
6.	EXHIBITS	44
EX-10.3
EX-31.1
EX-31.2
EX-32.1

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$13,998	$13,959
Accounts and notes receivable, net:
Trade, accrued revenue and other	204,769	353,364
Fair value of derivative assets	10,821	27,166
Natural gas and natural gas liquids, prepaid expenses and other	6,656	9,658
Assets held for sale	170,890	—

Total current assets	407,134	404,147

Property and equipment, net of accumulated depreciation of $233,704 and $296,671, respectively	1,416,382	1,528,490
Fair value of derivative assets	4,346	4,628
Intangible assets, net of accumulated amortization of $98,446 and $89,231, respectively	568,881	578,096
Goodwill	19,673	19,673
Other assets, net	18,924	11,709

Total assets	$2,435,340	$2,546,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$145,276	$322,722
Fair value of derivative liabilities	19,686	28,506
Current portion of long-term debt	9,412	9,412
Other current liabilities	47,719	63,938
Liabilities of assets held for sale	53,132	—

Total current liabilities	275,225	424,578

Long-term debt	1,324,941	1,254,294
Obligations under capital lease	25,382	24,708
Deferred tax liability	83,234	81,998
Fair value of derivative liabilities	20,608	22,775
Commitments and contingencies	—	—
Stockholders’ equity including non-controlling interest	705,950	738,390

Total liabilities and equity	$2,435,340	$2,546,743

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Midstream	$352,437	$798,902
Treating	14,312	11,080
Profit on energy trading activities	714	856

Total revenues	367,463	810,838

Operating costs and expenses:
Midstream purchased gas	284,506	717,584
Operating expenses	31,928	36,345
General and administrative	14,859	16,106
Gain on sale of property	(878)	(260)
Gain on derivatives	(4,336)	(986)
Depreciation and amortization	31,584	28,894

Total operating costs and expenses	357,663	797,683

Operating income	9,800	13,155
Other income (expense):
Interest expense, net	(22,289)	(24,492)
Loss on extinguishment of debt	(4,669)	—
Other income (expense)	(21)	7,104

Total other income (expense)	(26,979)	(17,388)

Loss from continuing operations before income taxes	(17,179)	(4,233)
Income tax (provision) benefit	(2,406)	4,186

Loss from continuing operations, net of tax	(19,585)	(47)
Income from discontinued operations-net of tax	1,538	6,680

Net income (loss)	(18,047)	6,633

Less: Interest of non-controlling partners in the Partnership’s net income (loss):
Interest of non-controlling partners in the Partnership’s continuing operations	(10,307)	(8,794)
Interest of non-controlling partners in the Partnership’s discontinued operations	1,102	4,721

Total interest of non-controlling partners in the Partnership	(9,205)	(4,073)

Net income (loss) attributable to Crosstex Energy, Inc.	$(8,842)	$10,706

Net income (loss) per common share:
Basic and diluted	$(0.19)	$0.23

Weighted average shares outstanding:
Basic	46,439	46,262

Diluted	46,439	46,610

Amounts attributable to Crosstex Energy, Inc. common shareholders:
Loss from continuing operations, net of tax and non-controlling interest	$(9,278)	$8,747
Discontinued operations, net of tax and non-controlling interest	436	1,959

Net income (loss)	$(8,842)	$10,706

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2009

					Accumulated
			Additional	Retained	Other	Non-	Total
	Common Stock		Paid in	Earnings	Comprehensive	Controlling	Stockholders
	Shares	Amount	Capital	(Deficit)	Income	Interest	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	46,342	$464	$268,988	$(54,693)	$670	$522,961	$738,390
Offering costs	—	—	(42)	—	—	—	(42)
Dividends paid	—	—	—	(4,234)	—	—	(4,234)
Stock-based compensation	—	—	673	—	—	959	1,632
Net loss	—	—	—	(8,842)	—	(9,205)	(18,047)
Conversion of restricted stock to common, net of shares withheld for taxes	109	—	(268)	—	—	(64)	(332)
Hedging gains or losses reclassified to earnings	—	—	—	—	(912)	(2,951)	(3,863)
Adjustment in fair value of derivatives	—	—	—	—	(67)	—	(67)
Distributions to non-controlling interest	—	—	—	—	—	(7,487)	(7,487)

Balance, March 31, 2009	46,451	$464	$269,351	$(67,769)	$(309)	$504,213	$705,950

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net income (loss)	$(18,047)	$6,633
Hedging gains (losses) reclassified to earnings	(912)	1,308
Adjustment in fair value of derivatives	(67)	(2,607)

Comprehensive income (loss)	(19,026)	5,334
Comprehensive income (loss) attributable to the non-controlling interest	(9,205)	(4,073)

Comprehensive income (loss) attributable to Crosstex Energy, Inc.	$(9,821)	$9,407

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(18,047)	$6,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,735	32,514
Gain on sale of property	(879)	(278)
Deferred tax expense (benefit)	1,813	(3,376)
Non-cash stock-based compensation	1,632	2,634
Amortization of debt issue costs	1,439	685
Non-cash derivatives loss	202	9,341
Non-cash loss on debt extinguishment	4,669	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	95,915	(80,741)
Natural gas, natural gas liquids , prepaid expenses and other	2,522	2,674
Accounts payable, accrued gas purchases, and other accrued liabilities	(113,968)	91,336

Net cash provided by operating activities	10,033	61,422

Cash flows from investing activities:
Additions to property and equipment	(48,708)	(73,506)
Insurance recoveries on property and equipment	3,115	—
Proceeds from sale of property	11,019	282

Net cash used in investing activities	(34,574)	(73,224)

Cash flows from financing activities:
Proceeds from borrowings	189,550	253,000
Payments on borrowings	(118,903)	(199,353)
Proceeds from capital lease obligations	1,489	4,596
Payments on capital lease obligations	(624)	(98)
Decrease in drafts payable	(21,514)	(16,004)
Debt refinancing costs	(13,364)	(150)
Distributions to non-controlling partners in the Partnership	(7,488)	(11,593)
Common dividends paid	(4,234)	(12,162)
Proceeds from exercised common stock options	—	243
Conversion of restricted units, net of units withheld for taxes	(64)	(987)
Conversion of restricted stock, net of shares withheld for taxes	(268)	(3,358)
Common unit offering costs	—	(72)
Proceeds from exercise of Partnership unit options	—	260
Contributions from non-controlling partners in the Partnership	—	109

Net cash provided by financing activities	24,580	14,431

Net increase in cash and cash equivalents	39	2,629
Cash and cash equivalents, beginning of period	13,959	7,853

Cash and cash equivalents, end of period	$13,998	$10,482

Cash paid for interest	$17,333	$21,302

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(1)	General

Unless the context requires otherwise, references to “we”,“us”,“our”, “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

CEI, a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs). The Company connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, treats natural gas to remove impurities to ensure that it meets pipeline quality specifications, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets. In addition, the Company purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee.

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority owned subsidiaries and Crosstex Energy, L.P. (herein referred to as the Partnership or CELP), a publicly traded Delaware limited partnership. The Partnership is included because CEI controls the general partner of the Partnership.

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior years to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

(b)  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was adopted January 1, 2009 and comparative period information has been recast to classify noncontrolling interests in equity, and attribute net income and other comprehensive income to noncontrolling interests.

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted effective January 1, 2009. Required disclosures were added to Note 7.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted the FSP effective January 1, 2009 and adjusted all prior reporting periods to conform to the requirements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Company adopted of SFAS No. 162 effective January 1, 2009 and there was no material impact on our consolidated financial statements.

(2)	Assets Held for Sale and Asset Disposition

As part of the Partnership’s strategy to increase liquidity in response to the tightening financial markets, the Partnership has sold and is also marketing for sale certain non-strategic assets.

During the quarter ended March 31, 2009 the Partnership sold the Arkoma system to an unrelated third party for approximately $11.0 million. The asset had been impaired by $2.6 million in December 2008 to its fair value in anticipation of a first quarter disposition. The related loss on the sale recorded during the three months ended March 31, 2009 was less than $0.1 million.

In addition to the sale of the Arkoma system, the Partnership is marketing for sale certain other Midstream and related Treating assets as of March 31, 2009. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated balance sheet at March 31, 2009 reflects these assets as held for sale. The assets and liabilities consisted of the following (in thousands):

Midstream
Current assets	$55,556
Property and equipment	109,589
Current liabilities	(52,654)

Net assets held for sale	$112,491

Treating
Current assets	$175
Property and equipment	5,570
Current liabilities	(478)

Net assets held for sale	$5,267

Total assets held for sale	$117,758

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The revenues, operating expenses, depreciation and amortization expense and an allocated interest expense related to the operations of the assets held for sale have been segregated from continuing operations and reported as discontinued operations for all periods. No income taxes are attributed to income from discontinued operations and no general and administrative costs have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2009	2008

Midstream revenues	$179,200	$453,279
Treating revenues	1,964	5,262
Net income from discontinued operations (net of taxes of $257 and $1,155 for 2009 and 2008, respectively)	1,538	6,680
Non-controlling interest share of net income from discontinued operations	1,102	4,721

(3)	Long-Term Debt

As of March 31, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2009 and December 31, 2008 were 7.68% and 6.33%, respectively	$857,000	$784,000
Senior secured notes, weighted average interest rate at March 31, 2009 and December 31, 2008 were 10.5% and 8.0%, respectively	477,353	479,706

	1,334,353	1,263,706
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,324,941	$1,254,294

Credit Facility.  As of March 31, 2009, the Partnership had a bank credit facility with a borrowing capacity of $1.183 billion that matures in June 2011. As of March 31, 2009, $946.3 million was outstanding under the bank credit facility, including $89.3 million of letters of credit, leaving approximately $237.0 million available for future borrowing. The bank credit facility is guaranteed by certain of the Partnership’s subsidiaries.

Obligations under the bank credit facility are secured by first priority liens on all of the Partnership’s material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries, and rank pari passu in right of payment with the senior secured notes. The credit agreement is guaranteed by certain of its material subsidiaries. The Partnership may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

On February 27, 2009, the Partnership entered into the Sixth Amendment to the Fourth Amended and Restated Credit Agreement and Consent (the “Sixth Amendment”) to its credit facility with its bank lending group. Under the Sixth Amendment, borrowings will bear interest at the Partnership’s option at the administrative agent’s reference rate plus an applicable margin or London Interbank Offering Rate (LIBOR) plus an applicable margin. The applicable margins for the Partnership’s interest rate and letter of credit fees vary quarterly based on the Partnership’s leverage ratio as defined by the credit facility (the “Leverage Ratio” being generally computed as

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) are as follows:

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

The Sixth Amendment sets a floor for the LIBOR interest rate of 2.75% per annum, which means, effective as of February 27, 2009, borrowings under the bank credit facility accrue interest at the rate of 6.75% based on the LIBOR rate in effect on such date and the Partnership’s current leverage ratio. Based on the Partnership’s forecasted leverage ratios for 2009, it expects the applicable margins to be at the high end of these ranges for interest rate and letter of credit fees.

Pursuant to the Sixth Amendment, the Partnership must pay a leverage fee if it does not prepay debt and permanently reduce the banks’ commitments and senior secured note borrowings by the cumulative amounts of $100.0 million on September 30, 2009, $200.0 million on December 31, 2009 and $300.0 million on March 31, 2010. If the Partnership fails to meet any de-leveraging target, the Partnership must pay a leverage fee equal to the product of the aggregate commitments outstanding under its bank credit facility and outstanding amounts of the senior secured note agreement on such date, and 1.0% on September 30, 2009, 1.0% on December 31, 2009 and 2.0% on March 31, 2010. This leverage fee will accrue on the applicable date, but not be payable until the Partnership refinances its bank credit facility.

Under the Sixth Amendment, the maximum Leverage Ratio (measured quarterly on a rolling four-quarter basis) is as follows:

•	7.25 to 1.00 for the fiscal quarter ending March 31, 2009;

•	8.25 to 1.00 for the fiscal quarters ending June 30, 2009 and September 30, 2009;

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

•	8.50 to 1.00 for the fiscal quarter ending December 31, 2009;

•	8.00 to 1.00 for the fiscal quarter ending March 31, 2010;

•	6.65 to 1.00 for the fiscal quarter ending June 30, 2010;

•	5.25 to 1.00 for the fiscal quarter ending September 30, 2010;

•	5.00 to 1.00 for the fiscal quarter ending December 31, 2010

•	4.50 to 1.00 for any fiscal quarters ending March 31, 2011 through March 31, 2012; and

•	4.25 to 1.00 for any fiscal quarters ending June 30, 2012 and thereafter.

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

Under the Sixth Amendment, no quarterly distributions may be paid to unitholders of the Partnership unless the PIK (as defined below) notes have been repaid and if the Leverage Ratio is less than 4.25 to 1.00. If the Leverage Ratio is between 4.00 to 1.00 and 4.25 to 1.00, the Partnership may make quarterly distributions of up to $0.25 per unit if the PIK notes have been repaid. If the Leverage Ratio is less than 4.00 to 1.00, the Partnership may make quarterly distributions to unitholders from available cash as provided by the partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of its bank credit facility. Based on the Partnership’s forecasted leverage ratios for 2009 and the Partnerships near term ability to refinance its bank credit facility, it does not anticipate making quarterly distributions in 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. The Partnership will not be able to make distributions to its unitholders in future periods if the leverage ratio does not improve.

The Sixth Amendment also limits the Partnership’s annual capital expenditures (excluding maintenance capital expenditures) to $120.0 million in 2009 and $75.0 million in 2010 and each year thereafter (with unused amounts in any year being carried forward to the next year). The Partnership does not intend to make any acquisitions during 2009.

The Sixth Amendment also revised the terms for mandatory repayment of outstanding indebtedness from asset sales and proceeds from incurrence of unsecured debt and equity issuances. Proceeds from debt issuances and from equity issuances not required to prepay indebtedness are considered to be “Excess Proceeds” under the amended bank agreement. The Partnership may retain all Excess Proceeds and the Partnership may only make acquisitions

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

using Excess Proceeds. Net proceeds from asset dispositions are required for prepayment at 100% regardless of the leverage ratio. The following table sets forth the amended prepayment terms:

		% of Net Proceeds
	% of Net Proceeds from Debt	from Equity Issuance
	Issuances Required for	Required for
Leverage Ratio*	Prepayment	Prepayment

Greater than or equal to 4.50	100%	50%
Greater or equal to 3.50 and Less than 4.50	50%	25%
Less than 3.50	0%	0%

*	The Leverage Ratio is to be adjusted to give effect to proceeds from debt or equity issuance and the use of such proceeds for each proportional level of Leverage Ratio.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

under the bank credit facility, the lenders may accelerate the maturity of the obligations under the bank credit facility and exercise other rights and remedies.

The Partnership is subject to interest rate risk on the Partnership’s credit facility and has entered into interest rate swaps to reduce this risk. See Note 8 to the financial statements for a discussion of interest rate swaps.

Senior Secured Notes.  On February 27, 2009, the Partnership amended its senior note agreements to (i) increase the maximum permitted leverage ratio and to lower the minimum interest coverage ratio it must maintain consistent with the ratios under the Sixth Amendment to the bank credit facility, (ii) revise the mandatory prepayment terms consistent with the terms under the Sixth Amendment to the bank credit facility (iii) increase the interest rate it pays on the senior secured notes and (iv) provide for the payment of a leverage fee consistent with the terms of bank credit facility. The weighted average interest rate on the outstanding balance on the senior secured notes is 10.5% at March 31, 2009.

Under the amended senior note agreements, the senior secured notes accrue additional interest of 1.25% per annum of the senior secured notes (the “PIK Notes”) in the form of an increase in the principal amount unless the Partnership’s leverage ratio is less than 4.25 to 1.00 as of the end of any fiscal quarter. All PIK notes are payable six months after the maturity of the bank credit facility, which is currently scheduled to mature June 2011, or six months after refinancing of such indebtedness if prior to the maturity date.

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

The Partnership recognized a $4.7 million loss on extinguishment of debt during the three months ended March 31, 2009 due to the February 2009 amendment to the senior secured note agreement. The modifications to this agreement pursuant to this amendment were substantive as defined in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and were accounted for as the extinguishment of the old debt and the creation of new debt. As a result, the unamortized costs associated with the senior secured notes prior to the amendment as well as the fees paid to the senior secured noteholders for the February 2009 amendment were expensed in the first quarter of 2009.

These notes represent the Partnership’s senior secured obligations and rank pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with the Partnership’s obligations under the credit facility, by first priority liens on all of its material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all its equity interests in substantially all of the Partnership’s subsidiaries. The senior secured notes are guaranteed by the Partnership’s material subsidiaries.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

or interest occurs, any holder of outstanding notes affected by such event of default may declare all the notes held by such holder to be immediately due and payable.

The senior secured note agreement relating to the notes contains substantially the same covenants and events of default as the Partnership’s bank credit facility.

The Partnership was in compliance with all debt covenants as of March 31, 2009 and expects to be in compliance with debt covenants for the next twelve months.

Intercreditor and Collateral Agency Agreement.  In connection with the execution of the bank credit facility and the senior secured note agreement, the lenders under the Partnership’s bank credit facility and the purchasers of the senior secured notes have entered into an Intercreditor and Collateral Agency Agreement, which has been acknowledged and agreed to by the Partnership and its subsidiaries. This agreement appointed Bank of America, N.A. to act as collateral agent and authorized Bank of America to execute various security documents on behalf of the lenders under the Partnership’s bank credit facility and the Partnership’s purchasers of the senior secured notes. This agreement specifies various rights and obligations of lenders under the bank credit facility, holders of the senior secured notes and the other parties thereto in respect of the collateral securing the Partnership’s obligations under the Partnership’s bank credit facility and the senior secured note agreement. On February 27, 2009, the holders of the Partnership’s senior secured notes and a majority of the banks under its bank credit facility entered into an amendment to the Intercreditor and Collateral Agency Agreement, which provides that the PIK notes and certain treasury management obligations will be secured by the collateral for its bank credit facility and the senior secured notes, but only paid with proceeds of collateral after obligations under its bank credit facility and the senior secured notes are paid in full.

(4)	Obligations Under Capital Lease

The Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2009 are summarized as follows (in thousands):

Equipment	$30,577
Less: Accumulated amortization	(2,208)

Net assets under capital lease	$28,369

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of March 31, 2009 (in thousands):

2009	$2,585
2010	3,437
2011 through 2013 ($3,409 annually)	10,227
Thereafter	17,689
Less: Interest	(5,177)

Net minimum lease payments under capital lease	28,761
Less: Current portion of net minimum lease payments	(3,379)

Long-term portion of net minimum lease payments	$25,382

(5)	Certain Provisions of the Partnership Agreement

(a)  Senior Subordinated Series D Units

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering. These senior subordinated series D

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

units converted into common units representing limited partner interests of the Partnership on March 23, 2009. Since the Partnership did not make distributions of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, each senior subordinated series D unit converted into 1.05 common units for a total issuance of 4,069,107 common units.

(b)  Cash Distributions from the Partnership

Unless restricted by the terms of its credit facility, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distribute in excess of $0.25 per unit, 23% of the amounts it distributes in excess of $0.3125 per unit and 48% of amounts it distributes in excess of $0.375 per unit. No incentive distributions were earned by the Company as general partner for the three months ended March 31, 2009. Incentive distributions totaling $11.8 million were earned by the Company as general partner for the three months ended March 31, 2008.

See Note 3 for a description of the Partnership’s credit facilities which restrict the Partnership’s ability to make future distributions.

(c)  Allocation of Partnership Income

Net income for the general partner consists of incentive distributions as described in Note (b) above, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2% of the original Partnership’s net income adjusted for the CEI stock-based compensation specifically allocated to the general partner. The remaining net income after incentive distributions and CEI-related stock-based compensation is allocated pro rata between the 2% general partner interest and the common units. The following table reflects the Company’s general partner share of the Partnership’s net income (loss) (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Income allocation for incentive distributions	$—	$11,825
Stock-based compensation attributable to CEI’s stock options and restricted shares	(646)	(1,034)
2% general partner interest in net income (loss)	(294)	(141)

General partner share of net income (loss)	$(940)	$10,650

The Company also owns limited partner common units in the Partnership. The Company’s share of the Partnership’s net income (loss) attributable to its limited partner common units was a net loss of $5.2 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.

(6)	Earnings per Share and Anti-Dilutive Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008. The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares. All common unit equivalents were antidilutive in the three months ended March 31, 2009 because the limited partners were allocated net loss in that period.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, was issued in May 2008 with an effective date for fiscal years beginning after December 15, 2008 and interim periods within those years. This FSP requires unvested share-based payments that entitle employees to receive non-forfeitable dividends to also be considered participating securities, as defined in EITF 03-6. The Company was impacted by this EITF and has included a calculation of earnings per share for unvested restricted shares in calculations for the current quarter ended March 31, 2009 and the comparative period ended March 31, 2008.

The following table reflects the computation of basic earnings share for the periods presented (in thousands except per unit amounts):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss) attributable to Crosstex Energy, Inc.	$(8,842)	$(10,706)

Distributed earnings allocated to:
Common shares	$4,184	$12,024
Unvested restricted shares	50	137

Total distributed earnings	$4,234	$12,161

Undistributed loss allocated to:
Common shares	$(12,917)	$(1,438)
Unvested restricted shares	(159)	(17)

Total undistributed loss	$(13,076)	$(1,455)

Net income (loss) allocated to:
Common shares	$(8,733)	$10,586
Unvested restricted shares	(109)	120

Total net income (loss)	$(8,842)	$10,706

Income from discontinued operations:
Common shares	$431	$1,937
Unvested restricted shares	5	22

Total income from discontinued operations	$436	$1,959

Basic and diluted net loss per share from continuing operations:
Common basic and diluted	$(0.20)	$0.19

Basic and diluted net income on discontinued operations:
Common basic and diluted	$0.01	$0.04

Total basic and diluted net loss per unit:
Common basic and diluted	$(0.19)	$0.23

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Basic earnings per share:
Weighted average common shares outstanding	46,439	46,262
Diluted earnings per share:
Weighted average common shares outstanding	46,439	46,262
Dilutive effect of restricted shares	—	294
Dilutive effect of exercise of options outstanding	—	54

Diluted shares	46,439	46,610

All common share equivalents were antidilutive in the three months ended March 31, 2009 because the Company had a net loss.

(7)	Employee Incentive Plans

(a)  Long-Term Incentive Plans

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

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Cost of share-based compensation charged to general and administrative expense	$1,314	$2,235
Cost of share-based compensation charged to operating expense	318	399

Total amount charged to income	$1,632	$2,634

Interest of non-controlling partners in share-based compensation	$619	$960

Amount of related income tax benefit recognized in income	$367	$620

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(b)  Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended
	March 31, 2009
		Weighted Average
		Grant-Date Fair
	Number of Units	Value

Crosstex Energy, L.P. Restricted Units:
Non-vested, beginning of period	544,067	$31.90
Vested*	(79,356)	28.99
Forfeited	(33,637)	19.89

Non-vested, end of period	431,074	$31.36

Aggregate intrinsic value, end of period (in thousands)	$819

*	Vested shares include 27,762 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted units aggregate intrinsic value (market value at vesting date) and fair value (market value at date of grant) of units vested during the three ended March 31, 2009 and 2008 are provided below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Crosstex Energy, L.P. Restricted Units:
Aggregate intrinsic value of units vested	$353	$3,950
Fair value of units vested	$2,301	$4,639

As of March 31, 2009, there was $6.4 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The Partnership issued performance-based restricted units in 2007 and 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at March 31, 2009. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted units vest.

(c)  Partnership Unit Options

No options were granted or exercised during the three months ended March 31, 2009.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the unit option activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended
	March 31, 2009
		Weighted
	Number of	Average
	Units	Exercise Price

Crosstex Energy, L.P. Unit Options:
Outstanding, beginning of period	1,304,194	$30.64
Forfeited	(34,823)	33.25
Expired	(57,770)	32.02

Outstanding, end of period	1,211,601	$30.52

Options exercisable at end of period	863,260	$29.69
Weighted average contractual term (years) end of period:
Options outstanding	7.0
Options exercisable	6.6
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$—
Options exercisable	$—

As of March 31, 2009, there was $1.3 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.3 years.

(d)  Crosstex Energy, Inc’s Stock and Option Plan

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended
	March 31, 2009
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Crosstex Energy, Inc. Restricted Shares:
Non-vested, beginning of period	604,313	$27.62
Vested*	(165,621)	17.27
Forfeited	(32,271)	18.49

Non-vested, end of period	406,421	$30.47

Aggregate intrinsic value, end of period (in thousands)	$667

*	Vested shares include 55,913 shares withheld for payroll taxes paid on behalf of employees

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value (market value at date of grant) of shares vested during the three months ended March 31, 2009 and 2008 are provided below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Crosstex Energy, Inc. Restricted Shares:
Aggregate intrinsic options value of shares vested	$618	$11,614
Fair value of shares vested	$2,860	$5,176

As of March 31, 2009 there was $5.9 million of unrecognized compensation costs related to non-vested CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.2 years.

The Company issued performance-based restricted shares in 2007 and 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at March 31, 2009. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted shares vest.

CEI Stock Options

No CEI stock options were granted, exercised or forfeited during the three months ended March 31, 2009 and 2008. The following is a summary of the CEI stock options outstanding as of March 31, 2009:

	Three Months Ended
	March 31, 2009
		Weighted
	Number of	Average
	Units	Exercise Price

Crosstex Energy, Inc. Stock Options:
Outstanding, beginning and end of period	67,500	$9.54
Options exercisable at end of period	52,500	8.45
Weighted average contractual term (years) end of period	5.7
Aggregate intrinsic value end of period (in thousands)	$—

A summary of the stock options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value (value per Black-Scholes option pricing model at date of grant) of units vested during the three months ended March 31, 2009 and 2008 is provided below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Crosstex Energy, Inc. Stock Options:
Intrinsic value of stock options exercised	$—	$1,089
Fair value of shares vested	$28	$14

As of March 31, 2009, there was less than $0.1 million of unrecognized compensation costs related to non-vested CEI stock options. The cost is expected to be recognized over a weighted average period of 0.5 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

(8)	Derivatives

The Partnership manages exposure to interest rate risk and commodity price risk through the use of derivative instruments and hedging activities. The FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008 requiring additional disclosures on derivative instruments that would provide insight into the reason for the use of derivative instruments, give transparency to the location of derivatives within the financial statements and the financial impact of the derivative activity and provide disclosure about credit risk related disclosures to provide additional information about liquidity. These disclosure requirements are in addition to those already required under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Partnership has historically presented detailed information about derivative activities, but has updated the current disclosure to provide the requirements of FASB Statement No. 161.

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk.

The Partnership entered into eight interest rate swaps prior to 2008. Each swap fixed the three month LIBOR rate, prior to credit margin, at the indicated rates for the specified amounts of related debt outstanding over the term of each swap agreement. In January 2008, the Partnership amended existing swaps with the counterparties in order to reduce the fixed rates and extend the terms of the existing swaps by one year and entered into one new swap. The table below reflects the swaps as amended:

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

The Partnership had previously elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps were recorded in accumulated other comprehensive income. Immediately prior to the January 2008 amendments, these swaps were de-designated as cash flow hedges. The unrealized loss in accumulated other comprehensive income of $17.0 million at the de-designation date is being reclassified to earnings over the remaining original terms of the swaps using the effective loss of interest method. The related loss reclassified to earnings and included in other income (expense) in the consolidated statements of operations as part of interest expense, net, during the three months ended March 31, 2009 and 2008 is $1.7 million and $1.3 million, respectively.

The Partnership elected not to designate any of the amended swaps or the new swap entered into in January 2008 as cash flow hedges for FAS 133 treatment. Accordingly, unrealized gains and losses are recorded through the

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

consolidated statement of operations in other income (expense) as part of interest expense, net, over the period hedged.

In September 2008, the Partnership entered into four additional interest rate swaps. The effect of the new interest rate swaps was to convert the floating rate portion of the original swaps on $450.0 million (all swaps except the January 22, 2008 swap that expired January 31, 2009) from three month LIBOR to one month LIBOR. The Partnership received a cash settlement in September 2008 of $1.4 million which represented the present value of the basis point differential between one month LIBOR and three month LIBOR.

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

				$450,000

The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Change in fair value of derivatives that do not qualify for hedge accounting	$(4,556)	$(7,914)
Realized gains (losses) on derivatives	382	(184)

	$(4,174)	$(8,098)

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Fair value of derivative assets — current	$—	$149
Fair value of derivative liabilities — current	(17,070)	(17,217)
Fair value of derivative liabilities — long-term	(16,393)	(18,391)

Net fair value of derivatives	$(33,463)	$(35,459)

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps” and “processing margin swaps.” Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas.

The components of gain on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Change in fair value of derivatives that do not qualify for hedge accounting	$524	$853
Realized gains on derivatives	(5,942)	(1,938)
Ineffective portion of derivatives qualifying for hedge accounting	(5)	53
Net losses included in assets held for sale	1,087	46

	$(4,336)	$(986)

The fair value of derivative assets and liabilities relating to commodity swaps excluding net fair value of derivatives included in assets held for sale of $0.9 million are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Fair value of derivative assets — current, designated*	$7,530	$13,714
Fair value of derivative assets — current, non-designated	3,291	13,303
Fair value of derivative assets — long term, non-designated	4,346	4,628
Fair value of derivative liabilities — current, non-designated	(2,616)	(11,289)
Fair value of derivative liabilities — long term, non-designated	(4,215)	(4,384)

Net fair value of derivatives	$8,336	$15,972

*	All commodity swaps currently designated as cash flow hedges are current assets.

Set forth below is the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at March 31, 2009 (all gas volumes are expressed in MMBtu’s and liquids are expressed in gallons). The remaining term of the contracts extend no later than June 2010 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

	March 31, 2009
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Natural gas swaps (short contracts) (MMBtu’s)	(450)	$1,639
Liquids swaps (short contracts) (gallons)	(8,996)	6,761
Less: Cash flow hedges included in assets held for sale		(870)

Total swaps designated as cash flow hedges		$7,530

Mark to Market Derivatives:*
Swing swaps (long contracts)	450	$68
Physical offsets to swing swap transactions (short contracts)	(450)	—
Swing swaps (short contracts)	(456)	(7)
Physical offsets to swing swap transactions (long contracts)	456	—
Basis swaps (long contracts)	102,579	(5,179)
Physical offsets to basis swap transactions (short contracts)	(6,847)	25,585
Basis swaps (short contracts)	(73,591)	6,049
Physical offsets to basis swap transactions (long contracts)	8,273	(25,852)
Third-party on-system financial swaps (long contracts)	1,032	(3,628)
Physical offsets to third-party on-system transactions (short contracts)	(1,032)	3,732
Third-party on-system financial swaps (short contracts)	(150)	45
Physical offsets to third-party on-system transactions (long contracts)	150	12
Storage swap transactions (long contracts)	112	(40)
Storage swap transactions (short contracts)	(224)	77
Less: Mark to market derivatives included in assets held for sale		(56)

Total mark to market derivatives		$806

*	All are gas contracts, volume in MMBtu’s

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. If the counterparties failed to completely perform according to the terms of the contracts the maximum loss the Partnership would sustain is $8.7 million with financial institutions and $4.9 million with other energy companies, which represents the current gross fair value on March 31, 2009.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Increase (Decrease) in Midstream Revenue	2009	2008

Natural gas	$488	$1,241
Liquids	5,178	(5,237)
Less: Realized gains or losses included in assets held for sale	(356)	523

	$5,310	$(3,473)

Natural Gas

As of March 31, 2009, an unrealized derivative fair value gain of $1.1 million related to cash flow hedges of gas price risk was recorded in accumulated other comprehensive income (loss) and is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to April 2009 gas production increased gas revenue by approximately $0.1 million.

Liquids

As of March 31, 2009, an unrealized derivative fair value gain of $6.4 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss), all of which is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than		More than
	One Year	One to Two Years	Two Years	Total Fair Value

March 31, 2009	$682	$74	$50	$806

(9)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157) sets forth a framework for measuring fair value and required disclosure about fair value measurements of assets and liabilities. Fair value under SFAS 157 is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

SFAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Partnership’s derivative contracts primarily consist of commodity swaps and interest rate swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Partnership determines the value of interest rate swap contracts by utilizing inputs and quotes from the counterparties to these contracts. The reasonableness of these inputs and quotes is verified by comparing similar inputs and quotes from other counterparties as of each date for which financial statements are prepared. The Partnership’s contracts are all level two contracts under SFAS 157.

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

Level 2

Interest Rate Swaps*	$(33,463)
Commodity Swaps*	9,262
Less: Net asset value of commodity swaps included in assets held for sale	(926)

Total	$(25,127)

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date. Accumulated other comprehensive loss also includes the unrealized losses on interest rate swaps of $17.0 million recorded prior to de-designation in January 2008, of which $8.1 million has been amortized to earnings through March 2009.

(10)	Other Income

The Partnership recorded $7.1 million in other income during the three months ended March 31, 2008, primarily from the settlement of disputed liabilities that were assumed with an acquisition.

(11)	Income Tax

The Company has recorded a deferred tax asset in the amount of $8.5 million and $3.9 million relating to the difference between its book and tax basis of its investment in the Partnership as of March 31, 2009 and December 31, 2008, respectively. Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The deferred tax asset and the related valuation allowance increased $4.6 million during the first quarter of 2009 due to the conversion of the Partnership’s senior subordinated series D units to common units. The income tax provision for the three months ended March 31, 2009 reflects a tax benefit of $2.2 million for current period loss from continuing operations offset by a $4.6 million income tax expense attributable to a tax basis adjustment in the Partnership related to senior subordinated series D units that converted to common units during the period.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Taxes are shown in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Income tax provision (benefit)	$2,406	$(4,186)
Tax provision on discontinued operations	257	1,155

Total tax provision (benefit)	$2,663	$(3,031)

(12)	Commitments and Contingencies

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

(b)  Environmental Issues

The Partnership acquired the south Louisiana processing assets from the El Paso Corporation in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has had an active remediation project ongoing for benzene contaminated groundwater conducted under the jurisdiction of the Louisiana Department of Environmental Quality (LDEQ) in accordance to the Risk-Evaluation and Corrective Action Plan Program (RECAP) state regulations. Groundwater sampling and analysis conducted during the last six quarters has demonstrated that the groundwater contamination has been remediated. The LDEQ has reviewed all analytical results, conducted site visits and has confirmed that the groundwater contamination at the Cow Island facility has been resolved. Following the receipt of written correspondence from the LDEQ attesting that no further action is required, the Partnership will consider the environmental issue at Cow Island closed.

(c)  Other

The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

On November 15, 2007, Crosstex CCNG Processing Ltd. (“Crosstex Processing”), the Partnership’s wholly-owned subsidiary, received a demand letter from Denbury Onshore, LLC (“Denbury”), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. On April 15, 2008, the parties mediated the matter unsuccessfully. On December 4, 2008, Denbury initiated formal arbitration proceedings against Crosstex Processing, Crosstex Energy Services, L.P., Crosstex North Texas Gathering, L.P., and Crosstex Gulf Coast Marketing, Ltd., seeking $11.4 million and additional unspecified damages. Denbury has recently amended its filings alleging fraud and seeking punitive damages. On December 23, 2008, Crosstex Processing filed an answer denying Denbury’s allegations and a counterclaim seeking a declaratory judgment that its processing plant is uneconomic under the Processing Contract. Crosstex Energy, Crosstex Marketing, and Crosstex Gathering also filed an answer denying Denbury’s allegations and asserting that they are improper parties as Denbury’s claim is for breach of the Processing Contract and none of these entities is a party to that agreement. Crosstex Gathering also filed a counterclaim seeking approximately $40.0 million in damages for the value of the NGLs it is entitled to under its Gas Gathering Agreement with Denbury. A three-person arbitration panel has been named and discovery is in progress. Arbitration is scheduled for late 2009. Although it is not possible to predict with certainty the ultimate outcome of this matter, the Partnership does not believe this will have a material adverse effect on its consolidated results of operations or financial position.

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

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.2 million for July 2008 sales. The Partnership believes the July sales of $2.2 million will receive “administrative claim” status in the bankruptcy proceeding. The debtor’s schedules acknowledge its obligation to Crosstex for an administrative claim in the amount of $2.2 million but the allowance of the administrative claim status is still subject to approval of the bankruptcy court in accordance with the administrative claim allowance procedures order in the case. The Partnership evaluated these receivables for collectability and provided a valuation allowance of $3.1 million during the year ended December 31, 2008.

(13)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Partnership’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Partnership’s natural gas gathering and transmission operations and includes the south Louisiana processing and liquids assets, the gathering and transmission assets located in north Texas, the LIG pipelines and processing plants located in Louisiana, and various other small systems. Also included in the Midstream division are the Partnership’s energy trading operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Segment data does not include assets held for sale.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Corporate	Totals
		(In thousands)

Three months ended March 31, 2009:
Sales to external customers	$352,437	$14,312	$—	$366,749
Sales to affiliates	—	2,054	(2,054)	—
Profit on energy trading activities	714	—	—	714
Purchased gas	(284,506)	—	—	(284,506)
Operating expenses	(29,011)	(4,971)	2,054	(31,928)

Segment profit	$39,634	$11,395	$—	$51,029

Gain on derivatives	$4,336	$—	$—	$4,336
Depreciation and amortization	$(27,123)	$(2,993)	$(1,468)	$(31,584)
Capital expenditures	$34,311	$4,907	$717	$39,935
Identifiable assets	$2,013,682	$202,682	$48,086	$2,264,450
Three months ended March 31, 2008:
Sales to external customers	$798,902	$11,080	$—	$809,982
Sales to affiliates	—	1,541	(1,541)	—
Profit on energy trading activities	856	—	—	856
Purchased gas	(717,584)	—	—	(717,584)
Operating expenses	(30,900)	(6,986)	1,541	(36,345)

Segment profit	$51,274	$5,635	$—	$56,909

Gain (loss) on derivatives	$986	$—	$—	$986
Depreciation and amortization	$(24,241)	$(2,936)	$(1,717)	$(28,894)
Capital expenditures	$62,590	$4,468	$1,534	$68,592
Identifiable assets	$2,351,249	$211,990	$44,659	$2,607,898

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Segment profits	$51,029	$56,909
General and administrative expenses	(14,859)	(16,106)
Gain on derivatives	4,336	986
Gain on sale of property	878	260
Depreciation and amortization	(31,584)	(28,894)

Operating income	$9,800	$13,155

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs) through its subsidiaries. On July 12, 2002, we formed Crosstex Energy, L.P., a Delaware limited partnership, to acquire indirectly substantially all of the assets, liabilities and operations of its predecessor, Crosstex Energy Services, Ltd. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, transmission, treating, processing and marketing of natural gas and NGLs. These partnership interests consist of (i) 16,414,830 common units, representing approximately 33.0% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, L.P., the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries. We have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. Our consolidated results of operations are derived from the results of operations of the Partnership and also include our gains on the issuance of units in the Partnership, deferred taxes, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operation. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership.

The Partnership has two industry segments, Midstream and Treating, with a geographic focus in the north Texas Barnett Shale area and in Louisiana. The Partnership’s Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), as well as providing certain producer services, while the Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the three months ended March 31, 2009, 82.7% of the Partnership’s gross margin was generated in the Midstream division, with the balance in the Treating division. The Partnership focuses on gross margin to manage its operations because its operations is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas and NGLs for a fee. The Partnership buys and sells most of its natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. In addition, the Partnership receives certain fees for processing based on a percentage of the liquids produced and enters into hedge contracts for its expected share of liquids produced to protect margins from changes in liquid prices.

The Partnership’s Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities and the volumes of NGLs handled at its fractionation facilities. Treating segment margins are largely a function of the number and size of treating plants in operation as well as fees earned for removing impurities at a non-operated processing plant. The Partnership Midstream segment generates revenues from five primary sources:

•	purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•	processing natural gas at its processing plants and fractionating and marketing the recovered NGLs;

•	treating natural gas at its treating plants;

•	providing compression services; and

•	providing off-system marketing services for producers.

With respect to the Partnership’s Midstream services, the Partnership generally gathers or transports gas owned by others through its facilities for a fee, or buys natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transport and resell the natural gas. In purchase/sale transactions, the resale price is generally based on the same index price at which the gas was purchased, and, if the Partnership is to be profitable, at a smaller discount or larger premium to the index than was purchased. The Partnership attempts to execute all purchases and sales substantially concurrently, or enters into a future delivery obligation, thereby establishing the basis for the margin the Partnership will receive for each natural gas transaction. Gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.

The Partnership also realizes gross margins in its Midstream segment from processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fee based. Under a margin contract arrangement the gross margins are higher during periods of high liquid prices relative to natural gas prices. Gross margin results under a POL contract are impacted only by the value of the liquids produced. Under fee based contracts margins are driven by throughput volume.

The Partnership generates treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for 5.0% and 30.5% of the operating income in the Treating division for the three months ended March 31, 2009 and 2008, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for 68.2% and 43.7% of the operating income in the Treating division for the three months ended March 31, 2009 and 2008, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for 26.8% and 25.7% of the operating income in the Treating division for the three months ended March 31, 2009 and 2008, respectively.

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

Recent Developments

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events have severely restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished significantly and, if available, the cost of funds has increased substantially. One of the features driving investments in MLPs, including the Partnership, over the past few years has been the distribution growth offered by MLPs due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Future growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets.

Conditions in the Partnership’s industry have continued to be challenging in 2009. For example:

•	Prices of oil, natural gas and NGLs remain below the market prices realized throughout most of 2008.

•	As a result of lower forecasted NGL prices and the related fractionation spreads, the Partnership believes that its processing margins in the remainder of 2009 will be substantially lower than the processing margins realized in 2008. For the quarter ended March 31, 2009, approximately 23.8% of its gross margin was attributable to gas processing as compared to 44.0% of its gross margin for quarter ended March 31, 2008.

•	The decline in drilling activity by gas producers in the Partnership’s areas of operations that began during the fourth quarter of 2008 as a result of the global economic crisis has continued. Several of its customers, including one of its largest customers in the Barnett Shale, have announced drilling plans for 2009 that are substantially below their drilling levels during 2008.

•	Several offshore production platforms and pipelines that transport gas production to the Partnership’s Pelican, Eunice and Sabine Pass processing plants in south Louisiana were damaged by hurricanes Gustav and Ike, which came ashore in the Gulf Coast in September 2008. The Partnership does not anticipate that gas production to its south Louisiana plants will recover to pre-hurricane levels until mid-2009, when all repairs to pipeline systems supplying the plants are expected to be complete.

Despite the weaker commodity environment and reduced drilling activity, the Partnership is positioning itself to benefit from a recovering economy. In particular, during the first quarter of 2009:

•	The Partnership has adjusted its business strategy for 2009 to focus on maximizing its liquidity, maintaining a stable asset base and improving the profitability of its assets by increasing their utilization while controlling costs. The Partnership has also reduced its capital expenditures.

•	The Partnership began marketing certain non-strategic assets and expect to complete the disposition of these assets within the year.

•	The Partnership amended its bank credit facility and its senior secured note agreements in February 2009 to negotiate terms that facilitate its compliance with debt covenants while it operate its assets during the current difficult economic conditions. The terms of the amended agreements allow the Partnership to maintain a higher level of leverage and to maintain a lower interest coverage ratio; however, its interest costs will increase and its ability to pay distributions and incur additional indebtedness are restricted when it is operating at higher leverage ratios.

Expansions

The Partnership has continued its expansion of its north Texas pipeline gathering system in the Barnett Shale during the first quarter of 2009 to handle volume growth and to connect new wells to its gathering system pursuant to existing obligations with producers. The Partnership connected approximately 35 new wells during the first quarter of 2009 bringing the total new wells connected to its gathering system to 479 since the Partnership acquired the system in June 2006.

The Partnership has also continued the expansion of its north Louisiana system to provide additional compression to provide increased capacity to producers in the Haynesville Shale gas play. The expansion is scheduled to be completed in July 2009.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated and excludes financial and operating data for discontinued operations.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Midstream revenues	$352.4	$798.9
Midstream purchased gas	(284.5)	(717.6)
Profit on energy trading activities	0.7	0.9

Midstream gross margin	68.6	82.2

Treating revenues	14.3	11.1

Total gross margin	$82.9	$93.3

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,045,000	2,006,000
Processing	1,101,000	2,004,000
Producer services	113,000	80,000
Treating plants in service at end of period	185	185

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $68.6 million for the three months ended March 31, 2009 compared to $82.2 million for the three months ended March 31, 2008, a decrease of $13.6 million, or 16.5%. The decrease was primarily due to the Partnership’s processing operations which were negatively impacted by lower NGL prices than in the first quarter 2008, combined with a decline in inlet volumes. This decrease was partially offset by gross margin gains on the Partnership’s gathering and transmission systems due to expansion projects and increased throughput. Profit on energy trading activities decreased for the comparative periods by approximately $0.2 million.

The weaker processing environment contributed to a significant decline in the gross margin for the processing plants in Louisiana for the quarter ended March 31, 2009. The Plaquemine and Gibson plants reported gross margin declines of $5.4 million and $5.3 million, respectively. The Eunice plant, which is still impacted by supply disruptions from hurricane activity in 2008, experienced a margin decline of $4.6 million for the three months ended March 31, 2009 over the same period in 2008. The Pelican, Sabine Pass and Blue Water plants combined for an additional gross margin decline of $2.9 million. System expansion in the north Texas region and increased throughput on the gathering systems contributed $8.3 million of gross margin growth for the quarter ended March 31, 2009 over the same period in 2008. The processing facilities in the north Texas region, which were also impacted by a weaker NGL market, reported a gross margin decline of $1.5 million. A decrease in throughput volume on the east Texas system resulted in a margin decline of $0.8 million for the comparable periods.

Treating gross margin was $14.3 million for the three months ended March 31, 2009 compared to $11.1 million for the three months ended March 31, 2008, an increase of $3.2 million, or 29.2%. Treating plants, dew point control plants, and related equipment in service totaled 185 plants at both March 31, 2009 and March 31, 2008. Timing, size and increased monthly fees on plants placed in service versus plants coming out of service and increased fees on existing month to month treating contracts make up $3.1 million of positive gross margin variance. Field services provided to producers also contributed gross margin growth of $0.1 million for the comparable periods.

Operating Expenses.  Operating expenses were $31.9 million for the three months ended March 31, 2009, compared to $36.3 million for the three months ended March 31, 2008, a decrease of $4.4 million, or 12.2%. The decrease is primarily attributable to the following factors:

•	$1.5 million decrease in Midstream operating expenses resulting primarily from initiatives undertaken in late 2008 and early 2009 to reduce expenses. Contractor services and labor costs decreased by $0.7 million, chemicals and materials decreased by $0.6 million and utilities decreased by $0.3 million. Operating expenses also decreased by $1.0 million between periods because the Blue Water plant ceased operation in January 2009 and the Arkoma gathering system was sold in February 2009. These decreases were partially offset by equipment rental increases of $0.7 million and ad valorem taxes increases of $0.6 million;

•	$2.0 million decrease in Treating operating expenses include a $0.5 million decrease for contractor services costs, a $0.5 million decrease for materials and supplies and a $0.6 million decrease for labor costs; and

•	$0.8 million decrease in technical services operating expense.

General and Administrative Expenses.  General and administrative expenses were $14.9 million for the three months ended March 31, 2009 compared to $16.1 million for the three months ended March 31, 2008, a decrease of $1.2 million, or 7.7%. The decrease is primarily attributable to the following factors:

•	$1.1 million decrease in various expenses, including professional fees and services, office supplies and expenses, travel and training resulting from initiatives undertaken in late 2008 and early 2009 to reduce expenses;

•	$0.9 million decrease in stock-based compensation expense resulting from the reduction of estimated performance-based restricted units and restricted shares and a workforce reduction in January 2009;

•	$0.5 million increase in rental expense resulting primarily from the additional costs associated with the cancelled relocation of our corporate headquarters; and

•	$0.3 million increase in labor and benefits related to severance costs associated with a reduction in workforce.

Gain/Loss on Derivatives.  The Partnership had a gain on derivatives of $4.3 million for the three months ended March 31, 2009 compared to a gain of $1.0 million for the three months ended March 31, 2008. The derivative transaction types contributing to the net gain are as follows (in millions):

	Three Months Ended
	March 31,
	2009		2008
	Total	Realized	Total	Realized

(Gain)/Loss on Derivatives:
Basis swaps	$(0.9)	$(0.7)	$(1.3)	$(1.9)
Processing margin hedges	(4.1)	(4.1)	0.2	0.2
Storage	(0.2)	(1.0)	0.2	—
Third-party on-system swaps	(0.2)	(0.2)	(0.1)	—
Less: Derivative gains related to assets held for sale and included in income from discontinued operations	1.1	0.4	—	0.3

	$(4.3)	$(5.6)	$(1.0)	$(1.4)

Depreciation and Amortization.  Depreciation and amortization expenses were $31.6 million for the three months ended March 31, 2009 compared to $28.9 million for the three months ended March 31, 2008, an increase of $2.7 million, or 9.3%. Midstream depreciation and amortization increased $3.1 million due to the north Texas assets and was offset by a $0.4 million decline due to the first quarter 2009 disposition of the Arkoma system and the Seminole gas processing plant.

Interest Expense.  Interest expense was $22.3 million for the three months ended March 31, 2009 compared to $24.5 million for the three months ended March 31, 2008, a decrease of $2.2 million, or 9.0%. The decrease relates primarily to the decrease in LIBOR rates and interest rate swap expense. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008

Senior notes	$8.0	$6.9
Credit facility	7.4	9.9
Excess leverage fee	0.6	—
PIK notes	0.4	—
Capitalized interest	(0.5)	(1.0)
Mark to market interest rate swaps	(0.4)	7.9
Realized interest rate swaps	4.6	—
Interest income	—	(0.2)
Other	2.2	1.0

Total	$22.3	$24.5

Income Taxes.  Income tax expense was $2.4 million for the three months ended March 31, 2009 compared to an income tax benefit of $4.2 million for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2009 reflects a tax benefit of $2.2 million for current period loss offset by a $4.6 million income tax expense attributable to a tax basis adjustment in the Partnership related to the conversion of the senior subordinated series D units to common units on March 23, 2009. The income tax provision for the three months ended March 31, 2008 reflects a provision of $1.9 million for current period income offset by a $6.1 million income tax benefit attributable to a tax basis adjustment in the Partnership related to the Company’s share of senior subordinated series C units that converted to common units during the period.

Loss on Extinguishment of Debt.  We recognized a loss on extinguishment of debt during the three months ended March 31, 2009 of $4.7 million due to the February 2009 amendment to the senior secured note agreement. The modifications to this agreement pursuant to this amendment were substantive as defined EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and were accounted for as the extinguishment of the old debt and the creation of new debt. As a result, the unamortized costs associated with the senior secured notes prior to the amendment as well as the fees paid to the senior secured lenders for the February 2009 amendment were expensed in the first quarter of 2009.

Other Income.  The Partnership reported $7.1 million in other income during the three months ended March 31, 2008, primarily from the settlement of disputed liabilities that were assumed with an acquisition.

Interest of Non-Controlling Partners in the Partnership’s Net Loss from Continuing Operations. The interest of non-controlling partners in the Partnership’s net loss increased by $1.5 million to a loss of $10.3 million for the three months ended March 31, 2009 compared to a loss of $8.8 million for the three months ended March 31, 2008 due to the changes shown in the following summary (in millions):

	For the Three Months Ended
	March 31,
	2009	2008

Net loss for the Partnership from continuing operations	$(17.1)	$(4.0)
(Income) allocation to CEI for the general partner incentive distributions	—	(11.8)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.6	1.0
(Income)/loss allocation to CEI for its 2% general partner share of Partnership (income) loss	0.4	0.4

Net loss from continuing operations allocable to limited partners	(16.1)	(14.4)
Less: CEI’s share of net (income) loss allocable to limited partners	5.8	5.5
Plus: Non-controlling partners’ share of net income (loss) in Denton County Joint Venture	—	0.1

Non-controlling partners’ share of Partnership net loss from continuing operations	$(10.3)	$(8.8)

Discontinued Operations.  As part of the Partnership’s strategy to increase liquidity in response to the tightening financial markets, the Partnership has sold and is also marketing for sale certain non-strategic assets. The Partnership sold its undivided 12.4% interest in the Seminole gas processing plant to a third party in November 2008. In addition, the Partnership is marketing for sale certain Midstream assets and the related Treating assets as of March 31, 2009. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the Seminole gas processing plant and the assets held for sale are presented in income from discontinued operations for the comparative periods in the statements of operations. Revenues, the related costs of operations, depreciation and amortization, and allocated interest are reflected in the income from discontinued operations. No general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008

Midstream revenues	$179.2	$453.3
Treating revenues	$2.0	$5.3
Net income from discontinued operations net of tax	$1.5	$6.7
Gathering and Transmission Volumes (MMBtu/d)	563,000	537,000
Processing Volumes (MMBtu/d)	191,000	214,000

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flows from Operating Activities.  Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2009 compared to cash provided by operations of $61.4 million for the three months ended March 31, 2008. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Income before non-cash income and expenses	$25.6	$48.2
Changes in working capital	(15.5)	13.3

The primary reason for the decrease in income before non-cash income and expenses of $22.6 million from 2008 to 2009 was decreased operating income (update). Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of its revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although the Partnership strives to minimize natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period-to-period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with derivative cash flow hedges which may fluctuate significantly due to the changes in natural gas and NGL prices. The changes in working capital during the three months ended March 31, 2008 and 2009 are due to the impact of the fluctuations discussed above and are not indicative of any change in operating cash flow trends.

Cash Flows from Investing Activities.  Net cash used in investing activities was $34.6 million and $73.2 million for the three months ended March 31, 2009 and 2008, respectively. The primary investing activities were capital expenditures for internal growth, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Growth capital expenditures	$46.6	$69.9
Maintenance capital expenditures	2.1	3.6

Total	$48.7	$73.5

Net cash invested in Midstream assets was $42.4 million and $64.5 million for the three months ended March 31, 2009 and 2008, respectively. Net cash invested in Treating assets was $5.6 million for the three months ended March 31, 2009 and $7.5 million for the three months ended March 31, 2008. Net cash invested in other corporate assets was $0.7 million for three months ended March 31, 2009 and $1.5 million for three months ended March 31, 2008.

Cash flows from investing activities for the three months ended March 31, 2009 and 2008 also include proceeds from property sales of $11.0 million and $0.3 million, respectively. The Arkoma asset was sold in the quarter ending March 31, 2009 for $11.0 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $24.6 million and $14.4 million for the three months ended March 31, 2009 and 2008, respectively. Financing activities primarily relate to funding of capital expenditures. The Partnership’s financings have primarily consisted of borrowings under the bank credit facility, borrowings under capital lease obligations, equity offerings and senior note repayments during 2009 and 2008 as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Net borrowings under bank credit facility	$73.0	$56.0
Senior note repayments	(2.4)	(2.4)
Net borrowings under the capital lease obligations	0.9	4.5
Debt refinancing costs	(13.4)	0.2

Dividends to shareholders and distributions to non-controlling partners in the Partnership represent our primary use of cash in financing activities. Total cash distributions made during the three months ended were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Dividend to shareholders	$4.2	$12.2
Non-controlling partner distributions	7.5	11.6

Total	$11.7	$23.8

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its $1.183 billion credit facility to fund checks as they are presented. As of March 31, 2009, the Partnership had approximately $237.0 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended 2009 and 2008 were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Decrease in drafts payable	$21.5	$16.0

Off-Balance Sheet Arrangements.  The Company had no off-balance sheet arrangements as of March 31, 2009.

Capital Requirements of the Partnership.  The Partnership has reduced its budgeted capital expenditures significantly for 2009 due to limited access to capital. Total growth capital investments in the calendar year 2009 are currently anticipated to be approximately $100.0 million and primarily relate to capital projects in north Texas and Louisiana pursuant to contractual obligations with producers and vendors. The Partnership will use cash flow from operations and existing capacity under its bank credit facility to fund its reduced capital spending plan during 2009. During the first quarter of 2009, its growth capital investments were $37.5 million.

The Partnership lowered its distribution level to $0.25 per unit for the fourth quarter of 2008 which was paid in February 2009. The amended terms of its credit facility and senior secured note agreement restricts its ability to make distributions unless certain conditions are met. The Partnership does not expect that it will meet these conditions in 2009. Since our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own, we do not expect to receive any significant cash flows until the Partnership is able to improve its leverage ratio and begin making distributions again. We do not anticipate making any future dividend payments after the dividend payment in February 2009 with respect to fourth quarter 2008 operating results until we begin receiving distributions from the Partnership again.

Total Contractual Cash Obligations.  A summary of the Partnership’s total contractual cash obligations as of March 31, 2009, is as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$1,334.4	$7.1	$20.3	$889.0	$93.0	$93.0	$232.0
Interest payable on fixed long-term debt obligations	215.2	33.5	42.8	41.2	36.4	27.8	33.5
Capital lease obligations	33.9	2.6	3.4	3.4	3.4	3.4	17.7
Operating leases	83.8	22.9	19.4	18.1	16.6	3.1	3.7
Unconditional purchase obligations	3.1	3.1	—	—	—	—	—
FIN 48 tax obligations	2.0	1.7	0.1	0.1	0.1	—	—

Total contractual obligations	$1,672.4	$70.9	$86.0	$951.8	$149.5	$127.3	$286.9

The above table does not include any physical or financial contract purchase commitments for natural gas.

Interest obligations do not include any additional interest of 1.25% per annum of the senior secured notes (the “PIK notes”) as this amount would be an estimate based on expected earnings.

The unconditional purchase obligations for 2009 relate to purchase commitments for equipment.

Indebtedness

As of March 31, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2009 and December 31, 2008 were 7.68% and 6.33%, respectively	$857,000	$784,000
Senior secured notes, weighted average interest rate at March 31, 2009 and December 31, 2008 were 10.5% and 8.0%, respectively	477,353	479,706

	1,334,353	1,263,706
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,324,941	$1,254,294

Credit Facility.  As of March 31, 2009, the Partnership had a bank credit facility with a borrowing capacity of $1.183 billion that matures in June 2011. As of March 31, 2009, $946.3 million was outstanding under the bank credit facility, including $89.3 million of letters of credit, leaving approximately $237.0 million available for future borrowing. The bank credit facility is guaranteed by certain of the Partnership’s subsidiaries.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was adopted January 1, 2009 and comparative period information has been recast to classify noncontrolling interests in equity, and attribute net income and other comprehensive income to noncontrolling interests.

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted effective January 1, 2009 and the Partnership added the required disclosures.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted the FSP effective January 1, 2009 and adjusted all prior reporting periods to conform to the requirements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 162 effective January 1, 2009 and there was no material impact on our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on information currently available to management as well as management’s assumptions and beliefs. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership’s primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, it is exposed to the risk of changes in interest rates on floating rate debt.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At March 31, 2009, the bank credit facility had outstanding borrowings of $857.0 million which approximated fair value. The Partnership manages a portion of its interest rate exposure on variable rate debt by utilizing interest rate swaps, which allows conversion of a portion of variable rate debt into fixed rate debt. In January 2008, the Partnership amended its existing interest rate swaps covering $450.0 million of the variable rate debt to extend the period by one year (coverage periods end from November 2010 through October 2011) and reduce the interest rates to a range of 4.38% to 4.68%. In addition, the Partnership entered into one new interest rate swap in January 2008 covering $100.0 million of the variable rate debt for a period of one year at an interest rate of 2.83%. In September 2008, the Partnership entered into additional interest rate swaps covering the $450.0 million that converted the floating rate portion of the original swaps from three month LIBOR to one month LIBOR. As of March 31, 2009, the fair value of these interest rate swaps was reflected as a liability of $33.5 million ($17.1 million in net current liabilities and $16.4 million in long-term liabilities) on the financial statements. The Partnership estimates that a 1% increase or decrease in the interest rate would increase or decrease the fair value of these interest rate swaps by approximately $20.2 million. Considering the interest rate swaps and the amount outstanding on its bank credit facility as of March 31, 2009, the Partnership estimates that a 1% increase or decrease in the interest rate would change its annual interest expense by approximately $3.1 million for periods when the entire portion of the $550.0 million of interest rate swaps are outstanding and $8.6 million for annual periods after 2011 when all the interest rate swaps lapse.

At March 31, 2009, the Partnership had total fixed rate debt obligations of $477.4 million, consisting of its senior secured notes with a weighted average interest rate of 10.5%. The fair value of these fixed rate obligations was approximately $432.6 million as of March 31, 2009. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (its senior secured notes) by $14.9 million based on the debt obligations as of March 31, 2009.

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

The gross margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types, gathering and transportation margins and treating margins as a percent of total gross margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2009	2008

Gathering and transportation margin	59.8%	44.1%
Gas processing margins:
Processing margin	3.1%	20.7%
Percent of liquids	11.2%	15.3%
Fee based	9.5%	8.0%

Total gas processing	23.8%	44.0%
Treating margin	16.4%	11.9%

Total	100.0%	100.0%

The Partnership has hedges in place at March 31, 2009 covering liquids volumes it expects to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)

April 2009-December 2009	Ethane	53 (MBbls)	Index	$0.785/gal	$965
April 2009-December 2009	Propane	64 (MBbls)	Index	$1.39/gal	1,885
April 2009-December 2009	Iso Butane	17 (MBbls)	Index	$1.7375/gal	589
April 2009-December 2009	Normal Butane	21 (MBbls)	Index	$1.705/gal	725
April 2009-December 2009	Natural Gasoline	59 (MBbls)	Index	$2.1275/gal	2,597

					$6,761
	Less: Fair value asset included in assets held for sale				(348)

					$6,413

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on POL contracts. The Partnership hedges POL exposure based on volumes considered hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership hedged 31.9% of its hedgeable volumes at risk through the end of 2009 (13.8% of total volumes at risk through the end of 2009). The Partnership currently has not hedged any of its processing margin volumes for 2009.

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Less than 5.0% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. The Partnership has hedged 36.3% of its natural gas volumes at risk through the end of 2009.

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

As of March 31, 2009, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $8.3 million. The aggregate effect of a hypothetical 10% increase in gas and NGLs prices would result in a decrease of approximately $1.0 million in the net fair value asset of these contracts as of March 31, 2009.

Item 4.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2009 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.	Other Information

At the annual meeting of our stockholders held on May 7, 2009, our stockholders approved the Crosstex Energy, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”), effective as of March 17, 2009. Our Board of Directors had originally approved the 2009 Plan on March 17, 2009, subject to stockholder approval. The 2009 Plan provides for awards to employees, contractors and directors of up to 2,600,000 shares of our common stock and allows for grants of stock option awards, stock awards (including restricted stock awards), cash awards and performance awards. Additionally, our stockholders approved the use of performance goals for performance awards under the 2009 Plan so as to allow us to structure awards, in our discretion, as qualified performance-based compensation exempt from the annual limit on deductible compensation contained in Section 162(m) of the Internal Revenue Code of 1986, as amended.

The description of the 2009 Plan above does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2009 Plan, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

At a special meeting of the unitholders of the Partnership held on May 7, 2009, the Partnership’s unitholders approved the Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan (the “Amended and Restated Plan”), amended and restated as of March 17, 2009. The Board of Directors of Crosstex Energy GP, LLC, the general partner of Crosstex Energy GP, L.P., the general partner of the Partnership (the “Partnership Board of Directors”), originally approved the Amended and Restated Plan on March 17, 2009, subject to unitholder approval. Amendments to the Amended and Restated Plan include an increase in the number of common units authorized for issuance under the Amended and Restated Plan by 800,000 common units to an aggregate of 5,600,000 common units, which will increase the number of common units available for awards to employees, contractors and directors under the Amended and Restated Plan to 2,850,000 common units. In addition, the Amended and Restated Plan has been amended and restated to modify certain provisions of the Amended and Restated Plan and delete other provisions to make certain other administrative and regulatory changes, including providing that all options will be granted with an exercise price per common unit of no less than fair market value per common unit on the date of grant and allowing for the “net settlement” of options in the discretion of the Compensation Committee of the Partnership Board of Directors.

The description of the Amended and Restated Plan above does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Plan, a copy of which is incorporated by reference as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).
3.2	—	Third Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 22, 2006, filed with the Commission on March 28, 2006).
3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.5	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.6	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated March 23, 2008 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.7	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 0-50067).
3.9	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).

Number			Description

3.10		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.12		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
10.1		—	Sixth Amendment to Fourth Amended and Restated Credit Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.6 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.2		—	Letter Amendment No. 4 to Amended and Restated Note Purchase Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.11 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008.
10	.3*	—	Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, effective March 17, 2009.
10.4		—	Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan, dated March 17, 2009 (incorporated by reference to Exhibit 10.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
31.1		—	Certification of the Principal Executive Officer.
31.2		—	Certification of the Principal Financial Officer.
32.1		—	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSTEX ENERGY, INC.

By:	/s/ WILLIAM W. DAVIS
William W. Davis,
Executive Vice President and Chief Financial Officer

May 8, 2009