Form 10-Q
period 2010-09-30
CROSSTEX ENERGY INC
filed 2010-11-05
CIK 1209821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

As of October 29, 2010, the Registrant had 46,893,220 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,771	$10,703
Accounts and notes receivable, net:
Trade, accrued revenue and other	177,164	214,750
Fair value of derivative assets	5,610	9,112
Natural gas and natural gas liquids, prepaid expenses and other	11,856	14,692
Total current assets	211,401	249,257
Property and equipment, net of accumulated depreciation of $310,224 and $259,057, respectively	1,219,877	1,280,197
Fair value of derivative assets	2,269	5,665
Intangible assets, net of accumulated amortization of $141,971 and $115,813, respectively	508,739	534,897
Other assets, net	28,139	10,217
Total assets	$1,970,425	$2,080,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, accrued gas purchases and other	$152,930	$179,710
Fair value of derivative liabilities	7,698	30,337
Current portion of long-term debt	7,058	28,602
Other current liabilities	54,641	52,399
Total current liabilities	222,327	291,048
Long-term debt	711,038	845,100
Other long-term liabilities	27,596	20,797
Deferred tax liability	90,269	95,272
Fair value of derivative liabilities	2,298	12,106
Commitments and contingencies	—	—
Stockholders’ equity	916,897	815,910
Total liabilities and equity	$1,970,425	$2,080,233

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues:
Midstream	$454,735	$389,822	$1,365,441	$1,150,728
Operating costs and expenses:
Purchased gas and NGLs	371,072	307,272	1,116,573	920,151
Operating expenses	26,476	29,027	78,365	84,733
General and administrative	11,964	16,674	37,900	45,638
Gain on sale of property	(588)	(356)	(14,367)	(899)
(Gain) loss on derivatives	1,582	(1,672)	6,872	(6,723)
Impairments	—	900	1,311	900
Depreciation and amortization	28,203	30,274	82,153	89,980
Total operating costs and expenses	438,709	382,119	1,308,807	1,133,780
Operating income	16,026	7,703	56,634	16,948
Other income (expense):
Interest expense, net	(20,334)	(27,868)	(67,184)	(67,126)
Loss on extinguishment of debt	—	—	(14,713)	(4,669)
Other income	109	575	314	784
Total other income (expense)	(20,225)	(27,293)	(81,583)	(71,011)
Loss from continuing operations before income taxes	(4,199)	(19,590)	(24,949)	(54,063)
Income tax benefit (provision)	1,536	2,462	5,325	2,406
Loss from continuing operations, net of tax	(2,663)	(17,128)	(19,624)	(51,657)
Income (loss) from discontinued operations, net of tax	—	(3,361)	—	3,812
Gain on sale of discontinued operations, net of tax	—	84,827	—	84,827
Net income (loss)	(2,663)	64,338	(19,624)	36,982
Less: Interest of non-controlling partners in the Partnership’s net income (loss):
Interest of non-controlling partners in the Partnership’s continuing operations	(683)	(12,231)	(10,061)	(32,852)
Interest of non-controlling partners in the Partnership’s discontinued operations	—	(2,342)	—	2,851
Interest of non-controlling partners in the Partnership’s gain on sale of discontinued operations	—	63,445	—	63,445
Total interest of non-controlling partners in the Partnership’s net income (loss)	(683)	48,872	(10,061)	33,444
Net income (loss) attributable to Crosstex Energy, Inc.	$(1,980)	$15,466	$(9,563)	$3,538
Net Income (loss) per common share:
Basic and diluted	$(0.04)	$0.33	$(0.20)	$0.08
Weighted average shares outstanding:
Basic	46,887	46,488	46,677	46,462
Diluted	46,887	46,550	46,677	46,515
Amount attributable to Crosstex Energy, Inc. common Shareholders:
Income (loss) from continuing operations, net of tax and non-controlling interest	$(1,980)	(4,897)	(9,563)	(18,805)
Income (loss) from discontinued operations, net of tax and non-controlling interest	—	(1,019)	—	961
Gain on sale of discontinued operations, net of tax and non-controlling interest	—	21,382	—	21,382
Net income (loss) attributable to Crosstex Energy, Inc	$(1,980)	$15,466	$(9,563)	$3,538

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010

	Common Stock		Additional Paid In	Retained Earnings	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Interest	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2009	46,524	$464	$271,669	$(43,279)	$(568)	$587,624	$815,910
Issuance of units by the Partnership to non-controlling interest	—	—	—	—	—	120,786	120,786
Change in equity due to issuance of units by the Partnership	—	—	(32,769)	—	115	32,586	(68)
Stock-based compensation	—	—	3,270	—	—	4,043	7,313
Net loss	—	—	—	(9,563)	—	(10,061)	(19,624)
Conversion of restricted stock to common, net of shares withheld for taxes	369	4	(697)	—	—	—	(693)
Hedging gains or losses reclassified to earnings	—	—	—	—	278	1,195	1,473
Adjustment in fair value of derivatives	—	—	—	—	72	305	377
Non-controlling partners’ impact of conversion of restricted units and option exercises	—	—	—	—	—	(2,066)	(2,066)
Distribution to non-controlling interest	—	—	—	—	—	(6,511)	(6,511)
Balance, September 30, 2010	46,893	$468	$241,473	$(52,842)	$(103)	$727,901	$916,897

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Net income (loss)	$(2,663)	$64,338	$(19,624)	$36,982
Non-controlling partners’ share of other comprehensive
income in the Partnership, net of taxes of $68	—	—	115	—
Hedging gains (losses) reclassified to earnings, net of taxes
of $(8), $20, $164, $(716)	(13)	34	278	(1,215)
Adjustment in fair value of derivatives, net of taxes of $(59), $12, $43, $(142)	(101)	21	72	(241)
Comprehensive income (loss)	(2,777)	64,393	(19,159)	35,526
Comprehensive income (loss) attributable to non-controlling interest	(683)	48,872	(10,061)	33,444
Comprehensive income (loss) attributable to Crosstex Energy, Inc	$(2,094)	$15,521	$(9,098)	$2,082

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,624)	$36,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,153	100,630
Gain on sale of property	(14,367)	(98,361)
Impairments	1,311	900
Deferred tax (benefit) expense	(6,509)	8,968
Non-cash stock-based compensation	7,313	6,337
Derivatives mark to market interest rate settlement	(24,160)	—
Non-cash derivatives (gain) loss	892	(3,021)
Non-cash loss on debt extinguishment	5,396	4,669
Accrual (payment) of interest paid-in-kind debt	(11,558)	6,042
Amortization of debt issue costs	5,213	7,654
Amortization of discount on notes	1,212	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	37,500	168,095
Natural gas and natural gas liquids, prepaid expenses and other	457	(1,768)
Accounts payable, accrued gas purchases and other accrued liabilities	(20,869)	(176,030)
Net cash provided by operating activities	44,360	61,097
Cash flows from investing activities:
Additions to property and equipment	(29,762)	(90,793)
Insurance recoveries on property and equipment	2,599	9,687
Proceeds from sale of property	60,053	245,276
Net cash provided by investing activities	32,890	164,170
Cash flows from financing activities:
Proceeds from borrowings	990,912	489,943
Payments on borrowings	(1,138,205)	(673,470)
Proceeds from capital lease obligations	—	1,486
Payments on capital lease obligations	(1,671)	(1,867)
Decrease in drafts payable	(5,214)	(17,871)
Debt refinancing costs	(28,520)	(13,784)
Distributions to non-controlling interest	(6,511)	(7,581)
Common dividends paid	—	(4,228)
Conversion of restricted units, net of units withheld for taxes	(2,637)	(134)
Conversion of restricted stock, net of shares withheld for taxes	(693)	(310)
Proceeds from exercise of Partnership unit options	571	—
Preferred equity issuance of the Partnership	120,786	—
Net cash used in financing activities	(71,182)	(227,816)
Net increase (decrease) in cash and cash equivalents	6,068	(2,549)
Cash and cash equivalents, beginning of period	10,703	13,959
Cash and cash equivalents, end of period	$16,771	$11,410
Cash paid for interest	$63,769	$69,015
Cash paid for income taxes	$1,500	$937

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

(1) General

Unless the context requires otherwise, references to “we,” “us,” “our”, “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

CEI, a Delaware corporation formed on April 28, 2000, is engaged through its subsidiaries, in the gathering, transmission, processing and marketing of natural gas and natural gas liquids (NGLs). The Company connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets. In addition, the Company purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee.

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority owned subsidiaries and Crosstex Energy L.P. (herein referred to as the Partnership or CELP), a publicly traded Delaware limited partnership.  The Partnership is included because CEI controls the general partner of the Partnership.

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company annual report on Form 10-K for the year ended December 31, 2009.

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

(b)      Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Company has evaluated the ASU, but has determined that it is not currently impacted by the update.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The revenues, operating expenses, general and administrative expenses associated directly with the sold assets, depreciation and amortization expense, allocated Texas margin tax and an allocated interest expense related to the operations of the sold assets have been segregated from continuing operations and reported as discontinued operations for the three and nine months ended September 30, 2009. Interest expense of $10.6 million and $29.0 million for the three and nine months ended September 30, 2009, respectively, was allocated to discontinued operations related to the debt repaid from the proceeds from the asset dispositions using average historical interest rates. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Midstream revenues	$43,686	$327,211
Treating revenues	$13,917	$45,663
Income (loss) from discontinued operations, net of tax	$(3,361)	$3,812
Gain from sale of discontinued operations, net of tax	$84,827	$84,827
Tax provision on discontinued operations	$(11,995)	$(13,162)
Non-controlling interest share of net income (loss) from discontinued operations	$(2,342)	$2,851
Non-controlling interest share of gain on sale of discontinued operations	$63,445	$63,445

(3) Long-Term Debt

As of September 30, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin; interest rate at December 31, 2009 was 6.75%	$—	$529,614
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin; interest rate at September 30, 2010 was 6.0%	—	—
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31 2009 was 10.5%	—	326,034
Senior unsecured notes, net of discount of $13.9 million, which bears interest at the rate of 8.875%	711,038	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	7,058	18,054
	718,096	873,702
Less current portion	(7,058)	(28,602)
Debt classified as long-term	$711,038	$845,100

(1)

The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the “PIK notes”). These notes were paid in full in February 2010.

New Credit Facility. In February 2010, the Partnership amended and restated its existing secured bank credit facility with a new syndicated secured bank credit facility (the “new credit facility”). The new credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Net proceeds from the new credit facility along with net proceeds from the senior unsecured notes discussed under “Senior Unsecured Notes” below were used to, among other things, repay the Partnership’s credit facility and repay and retire all outstanding senior secured notes (including PIK notes) in February 2010. The Partnership recognized a loss on extinguishment of debt of $14.7 million when the debt was repaid due to make-whole interest payments on the senior secured debt of $9.3 million and the write-off of unamortized debt costs of $5.4 million. Debt refinancing costs totaling $28.1 million associated with new borrowings, including the senior unsecured notes, are included in other noncurrent assets as of September 30, 2010 and amortized to interest expense over the term of the related debt.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

As of September 30, 2010, there were no borrowings under the new bank credit facility and $99.9 million in outstanding letters of credit, leaving approximately $320.1 million available for future borrowing.

The new credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of its equity interests in substantially all of the Partnership’s subsidiaries.

The Partnership may prepay all loans under the new credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The new credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the new credit facility.

Under the new credit facility, borrowings bear interest at the Partnership’s option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The Partnership pays a per annum fee on all letters of credit issued under the new credit facility and a commitment fee of 0.50% per annum on the unused availability under the new credit facility. The letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership’s leverage ratio (as defined in the new credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

	Base Rate	Eurodollar Rate	Letter of Credit
Leverage Ratio	Loans	Loans	Fees
Greater than or equal to 5.00 to 1.00	3.25%	4.25%	4.25%
Greater than or equal to 4.50 to 1.00 and less than 5.00 to 1.00	3.00%	4.00%	4.00%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.75%	3.75%	3.75%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.50%	3.50%	3.50%
Less than 3.50 to 1.00	2.25%	3.25%	3.25%

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

The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

•                       1.75 to 1.00 for the fiscal quarters ending September 30, 2010 through December 31, 2010;

•                       2.00 to 1.00 for the fiscal quarter ending March 31, 2011;

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

•                       the Partnership or any of its subsidiaries default under other indebtedness that exceeds a threshold amount;

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

The Partnership expects to be in compliance with the covenants in the new credit facility for at least the next twelve months.

Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which includes an $18.1 million series B secured note. This note bears an interest rate of 9.5%. The remaining payment of $7.4 million including interest is due in 2011.

Senior Unsecured Notes. On February 10, 2010, the Partnership issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the “notes”) due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity. Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and original issue discount), together with borrowings under its new credit facility discussed above, were used to repay in full amounts outstanding under its old bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with its existing credit facility.  Interest payments are due semi-annually in arrears which commenced on August 15, 2010.

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

The indenture provides that if the Partnership’s fixed charge coverage ratio (the ratio of its consolidated cash flow to its fixed charges, each as defined in the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the partnership agreement) with respect to the Partnership’s preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership’s fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership is in compliance with this ratio as of September 30, 2010.

If the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, many of the covenants discussed above will terminate. The Partnership’s current ratings on its bonds from Moody’s

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Investors Service, Inc. and Standard & Poor’s rating services are B3 and B+, respectively.

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

•                       failures by it or any of its subsidiaries to pay final judgments that exceed a certain threshold amount; and

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

(4) Obligations Under Capital Lease

The Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of September 30, 2010 are summarized as follows (in thousands):

Equipment	$37,199
Less: Accumulated amortization	(6,086)
Net assets under capital lease	$31,113

The following are the minimum lease payments to be made in the following years indicated for the capital leases in effect as of September 30, 2010 (in thousands):

2010	$1,146
2011 through 2014 ($4,582 annually)	18,329
Thereafter	21,262
Less: Interest	(8,691)
Net minimum lease payments under capital lease	32,046
Less: Current portion of net minimum lease payments	(4,450)
Long-term portion of net minimum lease payments	$27,596

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

The Company reflects changes in its ownership interest in the Partnership as equity transactions.  The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company’s ownership interest in the Partnership.  Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional paid-in capital.  The Company’s book carrying amount per Partnership unit exceeded the price per unit received by the Partnership for its January 2010 sale of preferred units resulting in a change in equity of $32.8 million.  The change in equity of $32.8 million was recorded as a reduction in additional paid-in capital within stockholders’ equity with a corresponding increase of $32.8 million to non-controlling interest.  The change in ownership also resulted in an adjustment of $0.2 million to non-controlling interest with corresponding adjustments to accumulated other comprehensive income of $0.1 million and deferred taxes of $0.1 million.  The Company recorded a deferred tax asset in the amount of $12.2 million relating to this equity adjustment; however, because the Company can only realize this deferred tax asset upon liquidation of the Partnership, and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset.  The future conversion of the preferred units to common units will cause the Company to recognize an adjustment to the value of its tax basis in the Partnership.  The Company will record the deferred tax adjustment through equity at the time of conversion.

(b) Cash Distributions from the Partnership

Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. As described under (a) Sale of Preferred Units above, the preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. The general partner is not entitled to a 2% distribution with respect to the quarterly preferred distribution of $0.2125 per unit that is made solely to the preferred unitholders. The general partner is entitled to a 2% distribution with respect to all distributions made to common unitholders. If the distributions are in excess of $0.2125 per unit, distributions are made 98% to the common and preferred unitholders and 2% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. No incentive distributions were earned by the Partnership’s general partner for the three and nine months ended September 30, 2010 and 2009. The first and second quarterly preferred unit distributions of $3.1 million ($0.2125 per unit for each quarter) were paid in cash in May 2010 and August 2010.  In October 2010, the Partnership declared its third quarter distribution for its common and preferred units of $0.25 per unit to be paid in cash in November 2010.

(c) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 and 2009. The computation of diluted earnings per share further assumes the

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

dilutive effect of common share options and restricted shares. All common share equivalents were antidilutive in the three and nine months ended September 30, 2010 because the Company had net losses for all periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Crosstex Energy, Inc.	$(1,980)	$15,466	$(9,563)	$3,538
Distributed earnings allocated to:
Common shares	$—	$—	$—	$4,178
Unvested restricted shares	—	—	—	50
Total distributed earnings	$—	$—	$—	$4,228
Undistributed income (loss) allocated to:
Common shares	(1,938)	$15,289	$(9,313)	$(680)
Unvested restricted shares	(42)	177	(250)	(10)
Total undistributed income (loss)	$(1,980)	$15,466	$(9,563)	$(690)
Net income (loss) allocated to:
Common shares	$(1,938)	$15,289	$(9,313)	$3,498
Unvested restricted shares	(42)	177	(250)	40
Total net income	(1,980)	$15,466	$(9,563)	$3,538
Income from discontinued operations:
Common shares	$—	$20,096	$—	$22,045
Unvested restricted shares	—	267	—	298
Total income from discontinued operations	$—	$20,363	$—	$22,343
Basic and diluted net loss per share from continuing operations:
Common basic and diluted	$(0.04)	$(0.10)	$(0.20)	$(0.40)
Basic and diluted net income from discontinued operations:
Common basic and diluted	$—	$0.43	$—	$0.47
Total basic and diluted net income (loss) per share:
Common basic and diluted	$(0.04)	$0.33	$(0.20)	$0.08

The following are the common share amounts used to compute the basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding:
Weighted average common shares outstanding	46,887	46,488	46,677	46,462
Diluted shares:
Weighted average common shares outstanding	46,887	46,488	46,677	46,462
Dilutive effect of restricted shares	—	62	—	53
Dilutive shares	46,887	46,550	46,677	46,515

(7) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of share-based compensation charged to general and administrative expense	$1,715	$1,908	$6,218	$5,098
Cost of share-based compensation charged to operating expense	231	471	1,095	1,239
Total amount charged to income	$1,946	$2,379	$7,313	$6,337
Interest of non-controlling partners in share-based compensation	$798	$991	$2,935	$2,615
Amount of related income tax benefit recognized in income	$393	$504	$1,591	$1,370

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2010 is provided below:

	Nine Months Ended September 30, 2010
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	2,088,005	$7.31
Granted	214,685	10.31
Vested*	(1,163,537)	4.72
Forfeited	(56,319)	9.98
Non-vested, end of period	1,082,834	$10.37
Aggregate intrinsic value, end of period (in thousands)	$13,741

* Vested units include 287,410 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued performance-based restricted units in 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at September 30, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted units vest in March 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Restricted Units:	2010	2009	2010	2009
Aggregate intrinsic value of units vested	$3,735	$253	$10,835	$725
Fair value of units vested	$2,643	$547	$5,497	$3,439

As of September 30, 2010, there was $5.7 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(c) Partnership Unit Options

A summary of the unit option activity for the nine months ended September 30, 2010 is provided below:

	Nine Months Ended September 30, 2010
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	882,836	$6.43
Exercised	(150,632)	4.54
Forfeited	(55,714)	9.56
Expired	(5,617)	5.37
Outstanding, end of period	670,873	$6.61
Options exercisable at end of period	331,953
Weighted average contractual term (years) end of period:
Options outstanding	8.4
Options exercisable	7.8
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,859
Options exercisable	$2,496

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the three and nine months ended September 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Unit Options:	2010	2009	2010	2009
Intrinsic value of unit options exercised	$727	$—	$1,016	$—
Fair value of units vested	$469	$91	$762	$2,621

As of September 30, 2010, there was $0.8 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.9 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the nine months ended September 30, 2010 is provided below:

	Nine Months Ended
	September 30, 2010
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	Shares	Fair Value
Non-vested, beginning of period	1,391,973	$9.37
Granted	288,104	6.82
Vested*	(477,266)	9.03
Forfeited	(57,044)	8.77
Non-vested, end of period	1,145,767	$8.71
Aggregate intrinsic value, end of period (in thousands)	$9,052

*            Vested shares include 108,223 shares withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Company issued performance-based restricted shares in 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at September 30, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted shares vest in March 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and nine months ended September 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, Inc. Restricted Shares:	2010	2009	2010	2009
Aggregate intrinsic value of shares vested	$2,230	$107	$3,143	$831
Fair value of shares vested	$2,972	$371	$4,309	$3,640

As of September 30, 2010, there was $4.8 million of unrecognized compensation costs related to non-vested CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.0 years.

(e)       Crosstex Energy, Inc.’s  Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All units outstanding at December 31, 2009, were vested and exercisable with all associated costs recognized. The following is a summary of the CEI stock options outstanding as of September 30, 2010:

	Nine Months Ended September 30, 2010
Crosstex Energy, Inc. Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	67,500	$9.54
Forfeited	(30,000)	13.33
Outstanding at end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	4.2

(8) Derivatives

Interest Rate Swaps

In conjunction with the repayment of its old credit facility in February 2010, the Partnership settled all of its interest rate swaps for total payments of $27.2 million. The balance of $0.6 million in accumulated other comprehensive income related to the interest rate swaps was recorded as realized loss as a part of the settlement. The Partnership did not enter into any new interest rate swaps during the nine months ended September 30, 2010.

The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$—	$(948)	$22,405	$2,470
Realized losses on derivatives	—	(4,914)	(26,542)	(14,130)
	$—	$(5,862)	$(4,137)	$(11,660)

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps,” and “processing margin swaps.” Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.

The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$1,473	$(1,126)	$958	$(662)
Realized (gains) losses on derivatives	109	29	5,975	(6,311)
Ineffective portion of derivatives qualifying for hedge accounting	—	(11)	(61)	(14)
Net (gains) losses related to commodity swaps	1,582	$(1,108)	$6,872	$(6,987)
Net (gains) losses included in income from discontinued operations	—	(564)	—	264
(Gains) losses on derivatives included in continuing operations	$1,582	$(1,672)	$6,872	$(6,723)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Fair value of derivative assets — current, designated	$88	$369
Fair value of derivative assets — current, non-designated	5,522	8,743
Fair value of derivative assets — long term, designated	16	—
Fair value of derivative assets — long term, non-designated	2,253	5,665
Fair value of derivative liabilities — current, designated	(681)	(2,536)
Fair value of derivative liabilities — current, non-designated	(7,017)	(9,841)
Fair value of derivative liabilities — long term, designated	(41)	—
Fair value of derivative liabilities — long term, non-designated	(2,257)	(5,338)
Net fair value of derivatives	$(2,117)	$(2,938)

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at September 30, 2010 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2011 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

September 30, 2010

Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Liquids swaps (short contracts)	(5,818)	$(679)
Liquids swaps (long contracts)	255	61
Total swaps designated as cash flow hedges		$(618)

Mark to Market Derivatives:
Swing swaps (short contracts)	(3,546)	$(6)
Physical offsets to swing swap transactions (long contracts)	3,546	—

Basis swaps (long contracts)	32,120	5,757
Physical offsets to basis swap transactions (short contracts)	(535)	1,647
Basis swaps (short contracts)	(28,160)	(5,344)
Physical offsets to basis swap transactions (long contracts)	535	(1,947)

Third-party on-system swaps (long contracts)	230	(72)
Physical offsets to third-party on-system swap transactions (short contracts)	(230)	109

Processing margin hedges — liquids (short contracts)	(5,765)	(640)
Processing margin hedges — gas (long contracts)	665	(1,195)

Storage swap transactions (short contracts)	(80)	192
Total mark to market derivatives		$(1,499)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of September 30, 2010 of $9.5 million would be reduced to $3.3 million due to the netting feature, all of which relates to other energy companies.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Increase (decrease) in Midstream revenue	2010	2009	2010	2009
Natural gas	$—	$605	$—	$1,762
Liquids	(13)	1,155	(1,123)	8,921
Realized gains included in income from discontinued operations	—	(187)	—	(852)
Realized gain (loss) included in income from continuing operations	$(13)	$1,573	$(1,123)	$9,831

Natural Gas

As of September 30, 2010, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of September 30, 2010, an unrealized derivative fair value net loss of $0.5 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, an approximate loss of $0.5 million is expected to be reclassified into earnings through September 2011. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2010	$(1,495)	$(4)	$—	$(1,499)

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

The Partnership’s derivative contracts primarily consist of commodity swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk and are classified as Level 2 in hierarchy.

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2010	December 31, 2009
	Level 2	Level 2
Interest Rate Swaps	$—	$(24,728)
Commodity Swaps*	(2,117)	(2,938)
Total	$(2,117)	$(27,666)

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$16,771	$16,771	$10,703	$10,703
Trade accounts receivable and accrued revenues	174,279	174,279	207,655	207,655
Fair value of derivative assets	7,879	7,879	14,777	14,777
Accounts payable, drafts payable and accrued gas purchases	150,882	150,882	174,008	174,008
Long-term debt	718,096	764,683	873,702	872,340
Obligations under capital lease	32,046	29,443	23,799	22,399
Fair value of derivative liabilities	9,996	9,996	42,443	42,443

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had no borrowings under its revolving credit facility included in long-term debt as of September 30, 2010 and had $529.6 million as of December 31, 2009 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the new and old credit facilities. As of September 30, 2010, the Partnership also had borrowings totaling $711.0 million under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million with a fixed rate of 9.5%. As of December 31, 2009, the Partnership also had borrowings totaling $326.0 million under senior secured notes with a weighted average interest rate of 10.5% and the series B

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

secured note with a principal amount of $18.1 million with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of September 30, 2010 was based on third party market quotations. The fair values of the senior secured notes as of December 31, 2009 and the series B secured note as of September 30, 2010 and December 31, 2009 were adjusted to reflect current market interest rates for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

(11) Income Tax

The Company has recorded a deferred tax asset in the amount of $20.5 million and $8.0 million relating to the difference between its book and tax basis of its investment in the Partnership as of September 30, 2010 and December 31, 2009, respectively.  Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The deferred tax asset and the related valuation allowance increased by $12.2 million during the first quarter of 2010 due to the issuance of the Partnership’s Series A preferred units.  The income tax provision for the nine months ended September 30, 2010 reflects a tax benefit of $5.3 million for current period loss from continuing operations.  Unrecognized tax benefits increased $0.3 million during the nine months ended September 30, 2010, and the increase, if recognized, would affect the effective tax rate.

Taxes are shown in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax provision (benefit)	$(1,536)	$(2,462)	$(5,325)	$(2,406)
Tax provision on discontinued operations	—	11,995	—	13,162
Total tax provision (benefit)	$(1,536)	$9,533	$(5,325)	$10,756

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

(b) Environmental Issues

The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it has discovered to the Louisiana Department of Environmental Quality (LDEQ) and is working with the department to correct these deficiencies and to address modifications to facilities to bring them into compliance. The Partnership does not expect to incur any material environmental liability associated with these issues.

(c) Other

The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

In December 2008, Denbury Onshore, LLC (“Denbury”) initiated formal arbitration proceedings against Crosstex CCNG Processing Ltd, Crosstex Energy Services, L.P., Crosstex North Texas Gathering, L.P., and Crosstex Gulf Coast Marketing Ltd., all wholly-owned subsidiaries of the Partnership, asserting a claim for breach of contract under a gas processing agreement. Denbury alleged damages in the amount of $16.2 million, plus interest and attorneys’ fees. Crosstex denied any liability and sought to have the action dismissed. An arbitration hearing was held in December 2009 and in February 2010 Denbury was awarded $3.0 million plus interest, attorneys’ fees and costs for its claims.  The final award totaling $3.5 million was paid in May 2010.  The Partnership accrued an estimate of $3.7 million for this award as of December 31, 2009 and reflected the related expense in purchased gas costs in the fourth quarter of 2009.

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

On October 23, 2006, Crosstex North Texas Gathering, L.P. filed a lawsuit against Robert L. Dow in the County Court at Law No. 1 of Tarrant County, Texas seeking a pipeline easement across a portion of the defendant’s sand and gravel mining operation.  The court awarded the defendant $0.1 million in damages, but the defendant appealed and claimed damages for the taking damages to the remainder of his property of $50.0 million and damages due to lost profits from the sale of frac sand of $90.0 million.  On October 8, 2010, the Partnership settled this matter and received a pipeline easement in exchange for a payment of $6.75 million. This settlement was accrued in current liabilities as of September 30, 2010 and included as a property cost.

The Partnership (or its subsidiaries) is defending a number of lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, and processing facilities in urban and occupied rural areas. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not believe that these claims will have a material adverse impact on its consolidated results of operations or financial condition.

(13) Segment Information

In 2010, the Partnership’s management realigned the composition of its segments. Accordingly, the Partnership has recast its segment information for prior periods to reflect this new alignment.

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets, including gas and NGL marketing activities (PNGL). Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations is shown in the corporate segment. Segment data for the periods ended September 30, 2009 do not include assets held for sale.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs. Profit in the corporate segment for the three and nine months ended September 30, 2009 includes the operating activity of assets sold but not considered discontinued operations.

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended September 30, 2010:
Sales to external customers	$232,220	$85,510	$137,005	$—	$454,735
Sales to affiliates	18,228	20,516	—	(38,744)	—
Purchased gas and NGLs	(221,624)	(66,207)	(121,985)	38,744	(371,072)
Operating expenses	(7,877)	(11,525)	(7,074)	—	(26,476)
Segment profit	$20,947	$28,294	$7,946	$—	$57,187
Gain (loss) on derivatives	$(1,561)	$(70)	$49	$—	$(1,582)
Depreciation, amortization and impairments	$(3,132)	$(15,896)	$(8,058)	$(1,117)	$(28,203)
Capital expenditures	$3,006	$14,635	$1,389	$810	$19,840
Identifiable assets	$328,499	$1,111,274	$473,668	$56,984	$1,970,425
Three Months Ended September 30, 2009:
Sales to external customers	$199,926	$101,600	$84,146	$4,150	$389,822
Sales to affiliates	15,662	18,993	—	(34,655)	—
Purchased gas and NGLs	(187,174)	(79,916)	(72,221)	32,039	(307,272)
Operating expenses	(7,232)	(12,639)	(8,606)	(550)	(29,027)
Segment profit	$21,182	$28,038	$3,319	$984	$53,523
Gain (loss) on derivatives	$734	$1,021	$(83)	$—	$1,672
Depreciation, amortization and impairments	$(3,198)	$(17,088)	$(9,039)	$(1,849)	$(31,174)
Capital expenditures	$7,404	$4,193	$—	$70	$11,667
Identifiable assets	$318,066	$1,180,796	$438,052	$69,708	$2,006,622
Nine Months Ended September 30, 2010:
Sales to external customers	$677,750	$236,517	$451,174	$—	$1,365,441
Sales to affiliates	62,201	66,106	6	(128,313)	—
Purchased gas and NGLs	(653,515)	(184,370)	(407,001)	128,313	(1,116,573)
Operating expenses	(24,140)	(34,793)	(19,432)	—	(78,365)
Segment profit	$62,296	$83,460	$24,747	$—	$170,503
Gain (loss) on derivatives	$(2,465)	$(4,577)	$170	$—	$(6,872)
Depreciation, amortization and impairments	$(9,242)	$(47,000)	$(23,886)	$(3,336)	$(83,464)
Capital expenditures	$8,908	$20,015	$2,309	$1,491	$32,723
Identifiable assets	$328,499	$1,111,274	$473,668	$56,984	$1,970,425
Nine Months Ended September 30, 2009:
Sales to external customers	$615,860	$327,874	$195,417	$11,577	$1,150,728
Sales to affiliates	44,084	48,889	—	(92,973)	—
Purchased gas and NGLs	(589,942)	(253,940)	(162,009)	85,740	(920,151)
Operating expenses	(19,846)	(37,910)	(24,871)	(2,106)	(84,733)
Segment profit	$50,156	$84,913	$8,537	$2,238	$145,844
Gain (loss) on derivatives	$3,657	$2,103	$963	$—	$6,723

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Depreciation, amortization and impairments	$(9,939)	$(48,187)	$(26,963)	$(5,791)	$(90,880)
Capital expenditures	$25,196	$40,860	$4,378	$1,192	$71,626
Identifiable assets	$318,066	$1,180,796	$438,052	$69,708	$2,006,622

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment profits	$57,187	$53,523	$170,503	$145,844
General and administrative expenses	(11,964)	(16,674)	(37,900)	(45,638)
Gain (loss) on derivatives	(1,582)	1,672	(6,872)	6,723
Gain (loss) on sale of property	588	356	14,367	899
Depreciation, amortization and impairments	(28,203)	(31,174)	(83,464)	(90,880)
Operating income	$16,026	$7,703	$56,634	$16,948

(14) Immaterial Correction of Prior Period Financial Statements

During the three months ended September 30, 2010, the Company determined certain immaterial corrections were required for previously-issued financial statements as discussed below. The corrections did not impact the Company’s operating income and were not material to the Company’s revenues and costs for the applicable periods. The Company determined that its revenues and purchased gas and NGL costs in its previously-issued financial statements for the three and nine months ended September 30, 2009 reflected certain revenues and purchased gas and NGL costs associated with its NGL marketing activities on a net basis which should have been reflected on a gross basis.  As a result both revenues and purchased gas and NGL costs were understated by $28.2 million and $56.5 million for the three and nine months ended September 30, 2009, respectively. In addition, the Company also determined that certain intercompany revenues and purchased gas costs associated with discontinued operations were not properly identified and eliminated when discontinued operations were segregated from continuing operations for the three and nine months ended September 30, 2009. These intercompany revenues and costs were incorrectly eliminated from continuing operations which resulted in equal understatements of revenues and purchased gas costs from continuing operations of $10.7 million and $40.9 million for the three and nine months ended September 30, 2009, respectively. The following table reflects the revenues, purchased gas and NGL costs and total operating costs and expenses as previously reported and as corrected for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
As previously reported:
Total revenues	$350,900	$1,053,313
Purchased gas and NGLs	268,350	822,736
Total operating costs and expenses	343,197	1,036,365
Operating income	7,703	16,948

As corrected:
Total revenues	$389,822	$1,150,728
Purchased gas and NGLs	307,272	920,151
Total operating costs and expenses	382,119	1,133,780
Operating income	7,703	16,948

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

During 2009, the Partnership’s ability to distribute available cash was contractually restricted by the terms of its credit facility due to its high leverage ratios and it ceased making distributions. In October 2010, the Partnership declared a quarterly distribution of $0.25 per unit and we declared a quarterly dividend of $0.07 per share payable in November 2010 related to the three months ended September 30, 2010.   Our share of the declared distributions with respect to our limited and general partner interests in the Partnership total $4.4 million. The Partnership’s new credit facility does not limit its ability to make distributions as long as the Partnership is not in default of such facility.  The indenture governing its senior unsecured notes provides the ability to pay distributions if a minimum fixed charge coverage ratio is met, and also provides for baskets to make payments if the minimum is not met. However, the Partnership has established a target over the next couple of years of achieving a ratio of total debt to Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, impairments, non-cash mark-to-market items and other miscellaneous non-cash items) of less than 4.0 to 1.0, and the Partnership does not currently expect to make cash distributions on its outstanding units unless such ratio is less than 4.5 to 1.0 (pro forma for any distribution). The preferred distribution payments paid during 2010 and the declared distributions related to the third quarter of 2010 are in compliance with the Partnership’s financial guidelines, as it achieved a ratio of debt to Adjusted EBITDA of less than 4.5 to 1.0 (on a pro forma basis considering the payment of the relevant cash distributions).

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

Historically, the Partnership has operated in two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast, in the north Texas Barnett Shale area, and in Louisiana and Mississippi.  During 2009 the Partnership sold certain non-strategic Midstream assets and the assets of the Treating segment.  The Partnership’s current focus is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs) which it manages in regional reporting segments of midstream activity. The Partnership’s geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (the Crosstex LIG system and the south Louisiana processing and NGL assets or PNGL). The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas.

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

•             fractionating and marketing the recovered NGLs; and

•             providing compression services.

The Partnership generally gathers or transports gas owned by others through its facilities for a fee, or the Partnership buys natural gas from a producer, plant, or shipper at either a fixed discount to a market index or a percentage of the market index, then transports and resells the natural gas at the market index. The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction. The Partnership is also party to certain long-term gas sales commitments that it satisfies through supplies purchased under long-term gas purchase agreements. When the Partnership enters into those arrangements, its sales obligations generally match its purchase obligations. However, over time the supplies that are under contract may decline due to reduced drilling or other causes and the Partnership may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In the Partnership’s purchase/sale transactions, the resale price is generally based on the same index price at which the gas was purchased.  However, the Partnership has certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and it captures the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as its margin. Changes in the basis spread can increase or decrease margins. For example, the Partnership is a party to a contract with a term to 2019 to supply approximately 150 MMBtu/d of gas. It buys the gas for this contract on several different production-area indices into its north Texas pipeline and sells the gas into a different market area index. For the nine months ended September 30, 2010, this imbalance resulted in a loss of approximately $5.4 million on this contract due to the basis differentials between the various market prices, which may be more or less in future periods depending on market conditions.

The Partnership also realizes gross operating margins from processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under margin contract arrangements the gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of relatively high liquids prices. Under fixed-fee based contracts margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk.”

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

Recent Developments and Business Strategy

During the past two years, the Partnership has repositioned itself through asset dispositions and by recapitalizing and reorganizing its business. In response to meeting the Partnership’s debt to Adjusted EBITDA target (as discussed in the Liquidity and Capital resources section), the Partnership  declared a quarterly distribution of $0.25 per unit and we declared a quarterly dividend of $0.07 per share in October 2010 which is payable in November 2010 related to the three months ended September 30, 2010. The Partnership believes the resumption of its distribution is an important milestone in accessing the capital markets to support its future growth strategies.

The following transactions, which occurred earlier in 2010, were key to repositioning the Partnership’s business and resuming the distribution:

•             Sale of Preferred Units. On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. We made a general partner contribution of $2.6 million in connection with the issuance to maintain our 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Partnership has the right to force conversion of the preferred units after three years if (i) the daily volume-weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion and (ii) the average daily trading volume of its common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. The preferred units are not redeemable. They are entitled to a quarterly distribution that is the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units. The first and second quarterly preferred unit distributions of $3.1 million were paid in cash in May 2010 and August 2010.  In October 2010, the Partnership declared its third quarter preferred unit distribution of $3.7 million, equivalent to $0.25 per unit declared for the common units, to be paid in cash in November 2010.

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

In addition to recapitalizing its business, the Partnership is focusing on the performance and growth of its existing assets while evaluating future strategic acquisitions and selective construction and expansion opportunities.  The Partnership continues its initiatives to maximize utilization of its assets by improving operations and reducing operating costs.  The Partnership also entered into a 10-year firm transportation agreement in June 2010 with a major Barnett Shale producer for an additional 50 MMcf/d of natural gas on the Partnership’s gathering system in north Texas.  The Partnership is constructing a compressor station on an existing gathering line at an estimated cost of less than $10.0 million to accommodate such transportation requirements. The project is scheduled to be completed and operational in the first quarter of 2011.  The annual cash flow from the agreement is expected to be approximately $8.0 million. The Partnership is also expanding its natural gas gathering system in the Barnett Shale with a $25.0 million 15-mile pipeline project.  The project is supported by volumetric commitments from a major gas producer and is expected to have throughput of approximately 100 Bcf of gas during the first four years of operation.  The project is scheduled to be completed in the first quarter of 2011.

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

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated, which excludes financial and operating data deemed discontinued operations. The Partnership manages its operations by focusing on gross operating margin which it defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.  We have also provided a reconciliation of this non-GAAP measure to its most directly comparable GAAP measure of operating income below.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
LIG Segment
Revenues	$250.4	$215.6	$740.0	$659.9
Purchased gas	(221.6)	(187.2)	(653.5)	(589.9)
Total gross operating margin	$28.8	$28.4	$86.5	$70.0
NTX Segment
Revenues	$106.0	$120.6	$302.6	$376.8
Purchased gas	(66.2)	(79.9)	(184.4)	(253.9)
Total gross operating margin	$39.8	$40.7	$118.2	$122.9
PNGL Segment
Revenues	$137.0	$84.1	$451.2	$195.4
Purchased gas and NGLs	(122.0)	(72.2)	(407.0)	(162.0)
Total gross operating margin	$15.0	$11.9	$44.2	$33.4
Corporate Elimination
Revenues	$(38.7)	$(30.5)	$(128.3)	$(81.4)
Purchased gas	38.7	32.0	128.3	85.7
Total gross operating margin	$—	$1.5	$—	$4.3
Total
Revenues	$454.7	$389.8	$1,365.5	$1,150.7
Purchased gas	(371.1)	(307.3)	(1,116.6)	(920.1)
Total gross operating margin	$83.6	$82.5	$248.9	$230.6

Midstream Volumes (MMBtu/d):
LIG
Gathering and Transportation	883,000	898,000	895,000	906,000
Processing	284,000	268,000	285,000	262,000
NTX
Gathering and Transportation	1,080,000	1,098,000	1,079,000	1,115,000
Processing	224,000	220,000	210,000	224,000
PNGL
Processing	878,000	779,000	886,000	697,000
Commercial Services Volumes	123,000	95,000	73,000	87,000
Corporate
Gathering and Transportation	—	31,000	—	33,000

The following table provides a reconciliation of gross operating margin to operating income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total gross operating margin	$83.6	$82.5	$248.9	$230.6
Add (deduct):
Operating expenses	(26.4)	(29.0)	(78.4)	(84.7)
General and administrative expenses	(12.0)	(16.7)	(37.9)	(45.6)
Gain on sale of property	0.6	0.4	14.4	0.9
Gain (loss) on derivatives	(1.6)	1.7	(6.9)	6.7
Depreciation, amortization and impairments	(28.2)	(31.2)	(83.4)	(90.9)
Operating income	$16.0	$7.7	$(56.7)	$17.0

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Gross Operating Margin and NGL Marketing Activities. Gross operating margin was $83.6 million for the three months ended September 30, 2010 compared to $82.5 million for the three months ended September 30, 2009, an increase of $1.1 million, or 1.3%.  The increase was primarily due to the growth in our NGL marketing activities.

•                  The LIG segment contributed gross operating margin growth of $0.4 million for the three months ended September 30, 2010 over the same period in 2009.  Approximately $1.9 million of gross operating margin growth on the gathering and transmission system was primarily due to improved pricing and higher firm transport volumes on the northern part of the system related to the Haynesville Shale.  This increase was offset by a gross operating margin decline of $1.2 million at the processing plants on the system, which was mainly driven by a lower NGL to gas ratio in the third quarter of 2010 compared to the third quarter of 2009.

•                  The NTX segment had a gross operating margin decline of $0.9 million for the three months ended September 30, 2010 over the same period in 2009. The margin impact of lower gathering volumes was offset by system optimization as well as higher volumes on the transmission system.

•                  The PNGL segment had gross operating margin growth of $3.1 million for the comparable periods due to increased liquids marketing activity and the continued favorable processing environment.  The primary contributor to this gross operating margin growth in the PNGL segment was the $1.8 million increase from NGL marketing activities.  In addition, the Riverside facility had a gross operating margin increase of $1.2 million for the comparable period due to fractionation fees related to the increase in processed volumes.

•                  The corporate segment reported a gross operating margin decrease of approximately $1.5 million for the three months ended September 30, 2010 compared to the same period in 2009 due to gross operating margin associated with sold assets.

Operating Expenses. Operating expenses were $26.5 million for the three months ended September 30, 2010 compared to $29.0 million for the three months ended September 30, 2009, a decrease of $2.5 million, or 8.8%. The decrease is primarily a result of the following:

•                  Reductions in rental costs of $3.1 million due to the buy out of the Eunice plant operating lease in October 2009, the renegotiation of compressor rental rates and the consolidation of compressor operations for facilities that were not fully utilized;

•                  Decrease in labor costs of $0.8 million primarily due to workforce reductions in 2009;

•                  Elimination of operating costs of $0.5 million between 2010 and 2009 as a result of the January 2010 sale of the east Texas system; offset by

•                  Increases in repair and maintenance costs of $1.5 million including scheduled overhauls of equipment and other repairs.

General and Administrative Expenses. General and administrative expenses were $12.0 million for the three months ended September 30, 2010 compared to $16.7 million for the three months ended September 30, 2009, a decrease of $4.7 million, or 28.2%. The decrease is primarily a result of the following:

•      Labor cost decreases of $3.0 million which included the impact of workforce reductions;

•      Rent cancellation fees incurred during 2009 of $0.3 million; and

•                  Professional fees and services decrease of $1.0 million.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $1.6 million for the three months ended September 30, 2010 compared to a gain of $1.6 million for the three months ended September 30, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended September 30,
	2010		2009
	Total	Realized	Total	Realized
Basis swaps	$—	$(0.5)	$(1.8)	$(0.7)
Processing margin hedges	1.7	0.5	0.5	0.8
Other	(0.1)	—	0.2	(0.1)
Net (gains) losses related to commodity swaps	$1.6	$—	$(1.1)	$—
Derivative (gains) losses included in income from discontinued operations	—	—	(0.5)	—
Derivative (gains) losses from continuing operations	$1.6	$—	$(1.6)	$—

Depreciation and Amortization. Depreciation and amortization expenses were $28.2 million for the three months ended September 30, 2010 compared to $30.3 million for the three months ended September 30, 2009, a decrease of $2.1 million, or 6.8%. The decrease includes a reduction of $2.7 million due to a change in estimated depreciable lives based on the 2009 depreciation study regarding processing plants and is partially offset by $0.5 million of depreciation on the Eunice natural gas liquids processing plant and fractionation facility purchased during the fourth quarter of 2009.

Interest Expense. Interest expense was $20.3 million for the three months ended  September 30, 2010 compared to $27.9 million for the three months ended September 30, 2009, a decrease of $7.6 million, or 27.0%.   The decrease in interest expense between the periods was primarily due to expense associated with interest rate swaps included in the third quarter of 2009 and reductions in debt outstanding beyond amounts associated with asset sales. Net interest expense consists of the following (in millions):

	Three Months Ended
	September 30,
	2010	2009

Senior notes (secured and unsecured)	$16.9	$12.6
Bank credit facility	1.4	10.6
PIK interest on senior secured notes	—	1.6
Mark to market interest rate swaps	—	1.0
Amortization of debt issue costs	1.5	2.0
Other	0.6	0.1
Total	$20.4	$27.9

Income Taxes. Income tax benefit of $1.5 million was generated for the three months ended September 30, 2010 compared to an income tax benefit of $2.5 million for the three months ended September 30, 2009, resulting from net losses during each of these periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss) from Continuing Operations. The interest of non-controlling partners in the Partnership’s net loss was $0.7 million for the three months ended September 30, 2010 compared to a loss of $12.2 million for the three months ended September 30, 2009 due to the changes shown in the following summary (in millions):

	For the Three Months Ended September 30,
	2010	2009
Net loss for the Partnership from continuing operations	$(3.7)	$(19.3)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.8	0.8
Loss allocation to CEI for its 2% general partner share of Partnership loss	0.1	0.4
Net loss from continuing operations allocable to limited partners	$(2.8)	$(18.1)
Less: CEI’s share of net loss allocable to limited partners	(2.1)	(5.9)
Non-controlling partners’ share of Partnership net loss from continuing operations	$(0.7)	$(12.2)

The non-controlling partners’ share of the Partnership’s net loss from continuing operations for the three months ended September 30, 2010 includes $3.7 million of income attributable to the preferred units.

Discontinued Operations. During 2009, the Partnership sold certain non-strategic assets. In accordance with FASB ASC 360-10-05-4 the results of operations related to the assets sold are presented in income from discontinued operations for the three months ended June 30, 2009. Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Three Months Ended
September 30, 2009
Midstream revenues	$43.7
Treating revenues	$13.9
Loss from discontinued operations, net of tax	$(3.4)
Gain on sale of discontinued operations, net of tax	$84.8
Gathering and Transmission Volumes (MMBtu/d)	563,000
Processing Volumes (MMBtu/d)	178,000

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Gross Operating Margin and NGL Marketing Activities. Gross operating margin was $248.9 million for the nine months ended September 30, 2010 compared to $230.6 million for the nine months ended September 30, 2009, an increase of $18.3 million, or 7.9%. The increase was primarily due to the continuation of a favorable gas processing environment and growth in our gathering and transmission systems.

•                  The LIG segment contributed gross operating margin growth of $16.5 million for the nine months ended September 30, 2010 over the same period in 2009.  Approximately $11.1 million of this increase results from the gathering and transmission system due primarily to improved pricing and higher volumes on the northern part of the system related to the Haynesville Shale.  The Plaquemine and Gibson processing plants on the system contributed gross operating margin growth of $3.0 million and $2.6 million, respectively.  These increases are attributed to the favorable processing environment in the first nine months of the year.

•                  The NTX segment had a gross operating margin decline of $4.7 million for the nine months ended September 30, 2010 over the same period in 2009. The decrease is primarily due to the decline in througput volumes combined with a change in the basis spread between various market prices.

•                  The PNGL segment had gross operating margin growth of $10.8 million for the comparable periods due to increased liquids marketing activity and the continued favorable processing environment.  The primary contributor to this gross operating margin growth in the PNGL segment was a $5.2 million increase from NGL marketing activities noted above. In addition, the Riverside, Pelican and Eunice facilities had gross operating margin increases of $3.2 million, $2.3 million and $1.6 million, respectively, due to increased inlet volumes for all three facilities.  These increases were offset in part by a gross operating margin decline of $1.9 million at the Sabine Pass plant due primarily to lower inlet volumes.

•                  The corporate segment reported a gross operating margin decrease of approximately $4.3 million for the nine months ended September 30, 2010 compared to the same period in 2009 due to gross operating margin associated with sold assets.

Operating Expenses. Operating expenses were $78.4 million for the nine months ended September 30, 2010 compared to $84.7 million for the nine months ended September 30, 2009, a decrease of $6.4 million, or 7.5%. The decrease is primarily a result of the following:

•                  Reductions in rental costs of $8.0 million due to the buy out the Eunice plant operating lease in October 2009, the renegotiation of compressor rental rates and the consolidation of compressor operations for facilities that were not fully utilized;

•                  Elimination of operating costs of $3.6 million between 2010 and 2009 as a result of the April 2009 sale of the Arkoma system and the January 2010 sale of the east Texas system; offset by

•                  Increases in repair and maintenance costs of $5.0 million including scheduled overhauls of equipment and other repairs.

General and Administrative Expenses. General and administrative expenses were $37.9 million for the nine months ended September 30, 2010 compared to $45.6 million for the nine months ended September 30, 2009, a decrease of $7.9 million, or 18.2%. The decrease is primarily a result of the following:

•      Labor cost decreases of $6.0 million which included the impact of workforce reductions;

•      Bad debt expense reduction of $1.6 million;

•      Rent cancellation fees incurred during 2009 of $1.1 million;

•      Professional fee (primarily legal fee) decrease of $0.8 million; and

•      Stock based compensation increase of $1.0 million for new grants.

Gain on Sale of Property from Continuing Operations. Gains on sale of property were $14.3 million for the nine months ended September 30, 2010 compared to $0.9 million for the nine months ended September 30, 2009. The gain on sale of property for the nine months ended September 30, 2010 was related to the sale of our east Texas assets in January 2010.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $6.9 million for the nine months ended September 30, 2010 compared to a gain of $6.7 million for the nine months ended September 30, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Nine Months Ended September 30,
	2010		2009
	Total	Realized	Total	Realized
Basis swaps	$4.8	$1.8	$(3.6)	$(1.7)
Processing margin hedges	2.3	4.0	(3.2)	(3.2)
Other	(0.2)	0.1	(0.2)	(1.4)
Net (gains) losses related to commodity swaps	$6.9	$5.9	$(7.0)	$(6.3)
Derivative losses included in income from discontinued operations	—	—	0.3	0.5
Derivative (gains) losses from continuing operations	$6.9	$5.9	$(6.7)	$(5.8)

Impairments. Impairment expense was $1.3 million for the nine months ended September 30, 2010 compared to $0.9 million during the nine months ended September 30, 2009. The impairment in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale.

Depreciation and Amortization. Depreciation and amortization expenses were $82.2 million for the nine months ended September 30, 2010 compared to $90.0 million for the nine months ended September 30, 2009, a decrease of $7.8 million, or 8.7%. The decrease includes a reduction of $7.9 million from the decision made in the fourth quarter 2009 to change estimated depreciable lives based on the 2009 depreciation study regarding processing plants and a reduction of $1.5 million from the sale of the east Texas assets. These decreases were partially offset by $1.6 million of depreciation expense associated with the Eunice natural gas liquids processing plant and fractionation facility purchased during the fourth quarter of 2009.

Interest Expense. Interest expense was $67.2 million for the nine months ended September 30, 2010 compared to $67.1 million for the nine months ended September 30, 2009.  Net interest expense consists of the following (in millions):

	Nine Months Ended
	September 30,
	2010	2009

Senior notes (secured and unsecured)	$45.9	$35.6
Bank credit facility	8.8	25.0
PIK interest on senior secured notes	1.4	3.7
Mark to market interest rate swaps	(22.4)	(2.5)
Realized interest rate swaps	26.5	—
Amortization of debt issue costs	5.2	5.6
Other	1.8	(0.3)
Total	$67.2	$67.1

Loss on Extinguishment of Debt. The Partnership recognized a loss on extinguishment of debt during the nine months ended September 30, 2010 and 2009 of $14.7 million and $4.7 million, respectively. In February 2010, the Partnership repaid its existing credit facility and senior secured notes which resulted in make-whole interest payments on its senior secured notes and the write-off of unamortized debt costs totaling $14.7 million. The loss of $4.7 million on extinguishment of debt incurred in the nine months ended  September 30, 2009 related to the amendment of its old credit facility and the senior secured notes in February 2009.

Discontinued Operations. During 2009, the Partnership sold certain non-strategic assets. In accordance with FASB ASC 360-10-05-4 the results of operations related to the assets sold are presented in income from discontinued operations for the nine months ended September 30, 2009. Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Nine Months Ended
September 30, 2009
Midstream revenues	$327.2
Treating revenues	$45.7
Income from discontinued operations, net of tax	$3.8
Gain on sale of discontinued operations, net of tax	$84.8
Gathering and Transmission Volumes (MMBtu/d)	565,000
Processing Volumes (MMBtu/d)	191,000

Income Taxes.  Income tax benefit was $5.3 million for the nine months ended September 30, 2010, due to a current period operating loss, compared to a tax benefit of $2.4 million for the nine months ended September 30, 2009.  The income tax benefit for the nine months ended September 30, 2009 consists of a tax benefit of $7.0 million, resulting from an operating loss from continuing operations, offset by a tax expense of $4.5 million related to the conversion of Partnership senior subordinated series D units into common units in March 2009..

Interest of Non-Controlling Partners in the Partnership’s Net Loss from Continuing Operations. The interest of non-controlling partners in the Partnership’s net loss was $10.1 million for the nine months ended September 30, 2010 compared to a loss of $32.9 million for the nine months ended September 30, 2009 due to the changes shown in the following summary (in millions):

	For the Nine Months Ended September 30,
	2010	2009
Net loss for the Partnership from continuing operations	$(23.5)	$(53.3)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	3.1	2.2
Loss allocation to CEI for its 2% general partner share of Partnership (income) loss	0.5	1.0
Net income (loss) from continuing operations allocable to limited partners	$(19.9)	$(50.1)
Less: CEI’s share of net loss allocable to limited partners	(9.8)	(17.2)
Non-controlling partners’ share of Partnership net loss from continuing operations	$(10.1)	$(32.9)

The non-controlling partners’ share of the Partnership’s net loss from continuing operations for nine months ended September 30, 2010 includes $9.9 million of income attributable to the preferred units.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $44.4 million and $61.1 million for the nine months ended September 30, 2010 and 2009, respectively. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Income before non-cash income and expenses	$27.3	$70.8
Changes in working capital	$17.1	$(9.7)

The primary reason for the decrease in cash flow from income before non-cash income and expenses of $43.5 million from 2009 to 2010 relates to payments for settlements of interest rate swaps, make-whole payments, and PIK notes.

Cash Flows from Investing Activities. Net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2010 and net cash provided by investing activities was $164.2 million for the nine months ended September 30, 2009. Our primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Growth capital expenditures	$23.8	$83.6
Maintenance capital expenditures	6.0	7.2
Total	$29.8	$90.8

Cash flows from investing activities for the nine months ended September 30, 2010 and 2009 also includes proceeds from property sales of $60.0 million and $245.3 million, respectively. The east Texas assets and a non-operational processing plant held in inventory were sold in 2010 for $39.8 million and $19.5 million, respectively. The Arkoma asset was sold in the first quarter of 2009 for $11.0 million and our south Texas, Mississippi and Alabama assets were sold in the third quarter 2009 for $214.0 million.

Cash Flows from Financing Activities. Net cash used in financing activities was $71.2 million and $227.8 million for the nine months ended September 30, 2010 and 2009, respectively. Financing activities during 2010 primarily relate to the issuance of senior unsecured notes, sale of preferred units and establishment of a new credit facility and repaying the Partnership’s prior credit facility and senior secured notes. Financing activities during 2009 primarily relate to funding of capital expenditures. The Partnership’s financings have primarily consisted of borrowings and repayments under the old and new bank credit facilities, borrowings and repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings and debt refinancing costs during 2010 and 2009 as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Net borrowings (repayments) under bank credit facilities	$(541.8)	$(107.5)
Senior secured note repayments	(316.5)	(76.0)
Senior unsecured note borrowings (net of discount on the note)	711.0	—
Net borrowings (repayments) under capital lease obligations	(1.7)	(0.4)
Debt refinancing costs	(28.5)	(13.8)

Historically dividends to shareholders and distributions to its non-controlling partners in the Partnership represented a significant use of cash in financing activities. The Partnership ceased making distributions to common unitholders in the first quarter of 2009 due to liquidity issues and because the terms of its old credit facility and senior secured note agreement restricted its ability to make distributions unless certain conditions were met. During the second and third quarters of 2010, the Partnership paid quarterly distributions on its preferred units of $3.1 million per quarter.  In October 2010, the Partnership declared a quarterly distribution of $0.25 per unit (common and preferred) and we declared a dividend of $0.07 per share, all payable in cash in November 2010.  Total cash dividends and distributions made during the nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Dividends to shareholders	$—	$4.2
Non-controlling partner distributions (including preferred distributions in 2010)	6.5	7.6
Total	$6.5	$11.8

The Partnership’s new credit facility does not limit its ability to make distributions as long as the Partnership is not in default of such facility.  The indenture governing its senior unsecured notes provides the ability to pay distributions if a minimum fixed charge coverage ratio is met, and also provides for baskets to make payments if the minimum is not met. However, the Partnership has established a target over the next couple of years of achieving a ratio of total debt to Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, impairments, non-cash mark-to-market items and other miscellaneous non-cash items) of less than 4.0 to 1.0, and the Partnership does not currently expect to make cash distributions on its outstanding units unless such ratio is less than 4.5 to 1.0 (pro forma for any distribution). The Partnership’s ratio of debt to Adjusted EBITDA was 4.2 to 1 as of September 30, 2010. The preferred distribution payments paid during 2010 and the declared distributions related to the third quarter of 2010 are in compliance with the Partnership’s financial guidelines, as it achieved a ratio of debt to Adjusted EBITDA of less than 4.5 to 1.0 (on a pro forma basis considering the payment of the relevant cash distributions).

In order to reduce its interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its $420.0 million new credit facility to fund checks as they are presented. As of September 30, 2010, the Partnership had approximately $320.1 million of available borrowing capacity under this facility. Changes in drafts payable for the nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Decrease in drafts payable	$5.2	$17.9

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2010.

Capital Requirements. During the nine months ended September 30, 2010 the Partnership’s growth capital investments were $23.8 million which were funded by internally generated cash flow.  The Partnership’s current capital spending projection for the next twelve months includes approximately $56.0 million of identified growth projects. Although the Partnership may identify more growth projects over the next twelve month period, it still does not anticipate that capital expenditures will exceed $100.0 million during this twelve month planning period.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2010, is as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$732.1	$—	$7.1	$—	$—	$—	$725.0
Interest payable on fixed long-term debt obligations	482.2	0.3	64.7	64.3	64.3	64.4	224.3
Capital lease obligations	40.8	1.1	4.6	4.6	4.6	4.6	21.3
Operating lease obligations	47.4	3.4	13.7	9.8	6.6	5.0	8.9
Uncertain tax position obligations	3.2	—	3.2	—	—	—	—
Total contractual obligations	$1,305.7	$4.8	$93.3	$78.7	$75.5	$73.9	$979.5

The above table does not include any physical or financial contract purchase commitments for natural gas.

Indebtedness

As of September 30, 2010 and December 31, 2009, long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2009 was 6.75%	$—	$529.6
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2010 was 6.0%
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31 2009 was 10.5%		326.0
Senior unsecured notes, net of discount of $13.9 million, which bears interest at the rate of 8.875%	711.0	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	7.1	18.1
	718.1	873.7
Less current portion	(7.1)	(28.6)
Debt classified as long-term	$711.0	$845.1

(1)     The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the “PIK notes”). These notes were paid in full in February 2010.

New Credit Facility. As of September 30, 2010, the Partnership had a new bank credit facility with a borrowing capacity of $420.0 million that matures in February 2014. As of September 30, 2010, there was $99.9 million in letters of credit issued and outstanding under the new bank credit facility, leaving approximately $320.1 million available for future borrowing. The new bank credit facility is guaranteed by substantially all of the Partnership’s subsidiaries.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, we are exposed to the risk of changes in interest rates on our floating rate debt.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) into law, a part of which relates to increased regulation of the markets for derivative products of the type we use to manage areas of market risk. While the Commodity Futures Trading Commission has yet to issue regulations to implement this increased regulation, Dodd-Frank may result in increased costs to us to implement our market risk management strategy.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate new bank credit facility. At September 30, 2010, the new bank credit facility had no outstanding borrowings.

At September 30,2010, the Partnership had total fixed rate debt obligations of $718.1 million, consisting of its senior unsecured notes with an interest rate of 8.875% and a series B secured note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $764.7 million as of September 30, 2010. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $24.4 million.

Commodity Price Risk

The Partnership is subject to significant risks due to fluctuations in commodity prices. Its exposure to these risks is primarily in the gas processing component of its business. The Partnership currently processes gas under three main types of contractual arrangements:

1.                    Processing margin contracts: Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. The Partnership’s margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, the Partnership mitigates its risk of processing natural gas when margins are negative primarily through its ability to bypass processing when it is not profitable for the Partnership, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

2.                    Percent of liquids contracts: Under these contracts, the Partnership receives a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, the Partnership’s margins from these contracts are greater during periods of high liquids prices. The Partnership’s margins from processing cannot become negative under percent of liquids contracts, but do decline during periods of low NGL prices.

3.                    Fee based contracts: Under these contracts the Partnership has no commodity price exposure and is paid a fixed fee per unit of volume that is processed.

The gross operating margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gathering and transportation margin	65.4%	66.3%	62.8%	68.0%

Gas processing margins:
Processing margin	9.6%	9.5%	12.1%	7.7%
Percent of liquids	9.8%	11.7%	10.9%	12.4%
Fee based	15.2%	12.5%	14.2%	11.9%
Total gas processing	34.6%	33.7%	37.2%	32.0%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership has hedges in place at September 30, 2010 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
October 2010 – December 2010	Propane	28 (MBbls)	Index	$0.9700/gal	$(281)
October 2010 – December 2010	Normal Butane	10 (MBbls)	Index	$1.2725/gal	(92)
October 2010 – December 2010	Natural Gasoline	5 (MBbls)	Index	$1.4835/gal	(77)
					$(450)

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
January 2011 – December 2011	Ethane	30 (MBbls)	Index	$0.4693/gal	$1
January 2011 – December 2011	Propane	16 (MBbls)	Index	$1.0076/gal	(72)
January 2011 – December 2011	Normal Butane	18 (MBbls)	Index	$1.4396/gal	1
January 2011 – December 2011	Natural Gasoline	26 (MBbls)	Index	$1.7543/gal	(97)
					$(167)

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on its POL contracts. The Partnership hedges its POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. As of September 30, 2010, the Partnership has hedged 45.4% of its hedgeable volumes at risk through December 2010 (20.5% of total volumes at risk through December 2010). The Partnership has hedged 24.4% of its hedgeable volumes at risk for the first six months of 2011 (additional 12.0% of total volumes at risk for the first six months of 2011) and 16.1% of its hedgeable volumes at risk for the last six months of 2011 (8.4% of total volumes at risk for the last six months of 2011).

Additional hedges were executed in October 2010 to hedge additional exposure for the remainder of 2010 and for all of 2011. As a result, at the end of October 2010, the Partnership had hedged 76.9% of its hedgeable volumes at risk for the remainder of 2010 (34.8% of total volumes at risk), 52.9% of its hedgeable volumes at risk for the first six months of 2011 (25.9% of total volumes at risk) and 62.7% of its hedgeable volumes at risk for the last six months of 2011 (32.5% of total volumes at risk). For the last six months of 2011, 38.9% of the hedging on its hedgeable volumes at risk (20.1% of total volumes at risk) was done via the purchase of puts in October. All other hedges executed in October were swaps.

The Partnership also has hedges in place at September 30, 2010 covering the fractionation spread risk related to its processing margin contracts as set forth in the following table:

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
October 2010 - December 2010	Ethane	28 (MBbls)	Index	$0.4677/gal*	$(72)
October 2010 - December 2010	Propane	19 (MBbls)	Index	$0.9668/gal*	(197)
October 2010 - December 2010	Normal Butane	13 (MBbls)	Index	$1.2693/gal*	(125)
October 2010 - December 2010	Natural Gasoline	13 (MBbls)	Index	$1.5896/gal*	(130)
October 2010 - December 2010	Natural Gas	3,757 (MMBtu/d)	$6.4894 /MMBtu*	Index	(869)
					$(1,393)

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
January 2011 - December 2011	Ethane	9 (MBbls)	Index	$0.4633/gal*	$(13)
January 2011 - December 2011	Propane	27 (MBbls)	Index	$1.0615/gal*	(77)
January 2011 - December 2011	Iso Butane	6 (MBbls)	Index	$1.4991/gal*	4
January 2011 - December 2011	Normal Butane	10 (MBbls)	Index	$1.4342/gal*	(9)
January 2011 - December 2011	Natural Gasoline	12 (MBbls)	Index	$1.7998/gal*	(21)
January 2011 - December 2011	Natural Gas	875 (MMBtu/d)	$5.4140/MMBtu*	Index	(326)
					$(442)

*    weighted average

In relation to the Partnership’s fractionation spread risk, as set forth above, the Partnership has hedged 43.8% of its hedgeable liquids volumes at risk through December 2010 (19.0% of total liquids volumes at risk) and 47.5% of the related hedgeable PTR volumes through December 2010 (21.1% of total PTR volumes). The Partnership has also hedged 13.9% of its hedgeable liquids volumes at risk for the first six months of 2011 (6.3% of total liquids volumes at risk) and 15.3% of the related hedgeable PTR volumes for the first six months of 2011 (7.3% of total PTR volumes). In addition, the Partnership has hedged 5.2% of its hedgeable liquids volumes at risk for the last six months of 2011 (2.4% of total liquids volumes at risk) and 6.2% of the related hedgeable PTR volumes for the last six months of 2011 (3.0% of total PTR volumes).

Additional hedges were executed in October 2010 to hedge additional exposure for the remainder of 2010 and for all of 2011.  As a result, at the end of October 2010, the Partnership had hedged 54.1% of its hedgeable liquids volumes at risk for the remainder of 2010 (23.4% of total liquids volumes at risk) and 55.0% of the related hedgeable PTR volumes for the remainder of 2010 (24.5% of total PTR volumes). Also, at the end of October 2010, the Partnership had hedged 38.3% of its hedgeable liquids volumes at risk for the first six months of 2011 (17.2% of total liquids volumes at risk) and 38.4% of the related hedgeable PTR volumes for the first six months of 2011 (18.3% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 8% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of September 30, 2010, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of approximately $2.1 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $1.1 million in the net fair value liability of these contracts as of September 30, 2010 to a net fair value liability of approximately $3.2 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2010), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position or results of operations.

For a discussion of certain litigation and similar proceedings, please refer to Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors for the three months ended September 30, 2010 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

November 4, 2010