Form 10-Q
period 2011-03-31
CROSSTEX ENERGY INC
filed 2011-05-06
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

As of April 26, 2011, the Registrant had 47,096,709 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,827	$22,780
Accounts and notes receivable, net:
Trade, accrued revenue and other	206,447	209,998
Fair value of derivative assets	5,977	5,523
Natural gas and natural gas liquids, prepaid expenses and other	11,296	9,780
Total current assets	229,547	248,081
Property and equipment, net of accumulated depreciation of $348,500 and $329,741, respectively	1,221,669	1,216,166
Fair value of derivative assets	47	1,169
Intangible assets, net of accumulated amortization of $162,647 and $151,735, respectively	488,063	498,975
Other assets, net	25,267	26,712
Total assets	$1,964,593	$1,991,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, accrued gas purchases and other	$174,356	$178,937
Fair value of derivative liabilities	10,692	7,980
Current portion of long-term debt	7,058	7,058
Other current liabilities	45,464	66,887
Total current liabilities	237,570	260,862
Long-term debt	727,986	711,512
Other long-term liabilities	26,152	26,879
Deferred tax liability	88,087	89,216
Fair value of derivative liabilities	349	1,156
Commitments and contingencies	—	—
Stockholders’ equity	884,449	901,478
Total liabilities and stockholders’ equity	$1,964,593	$1,991,103

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$450,315	$468,658
Operating costs and expenses:
Purchased gas and NGLs	360,478	387,463
Operating expenses	25,044	26,465
General and administrative	12,481	13,481
Gain on sale of property	(19)	(14,343)
Loss on derivatives	3,421	3,696
Impairments	—	998
Depreciation and amortization	29,672	27,110
Total operating costs and expenses	431,077	444,870
Operating income	19,238	23,788
Other income (expense):
Interest expense, net of interest income	(19,767)	(26,855)
Loss on extinguishment of debt	—	(14,713)
Other income	113	182
Total other income (expense)	(19,654)	(41,386)
Loss before non-controlling interest and income taxes	(416)	(17,598)
Income tax benefit	650	2,585
Net income (loss)	234	(15,013)
Less: Net income (loss) attributable to the non-controlling interest	1,770	(9,611)
Net loss attributable to Crosstex Energy, Inc.	$(1,536)	$(5,402)
Net loss per common share:
Basic common share	$(0.03)	$(0.11)
Diluted common share	$(0.03)	$(0.11)
Weighted average shares outstanding:
Basic	47,075	46,575
Diluted	47,075	46,575

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2011

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earning	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2010	46,894	$468	$242,390	$(58,298)	$(145)	$717,063	$901,478
Stock-based compensation	—	—	1,006	—	—	1,249	2,255
Common dividends	—	—	—	(3,838)	—	—	(3,838)
Net income (loss)	—	—	—	(1,536)	—	1,770	234
Conversion of restricted stock for common, net of shares withheld for taxes	198	2	(787)	—	—	—	(785)
Hedging gains or losses reclassified to earnings	—	—	—	—	65	284	349
Adjustment in fair value of derivatives	—	—	—	—	(234)	(1,024)	(1,258)
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(1,104)	(1,104)
Distribution to non-controlling interest	—	—	—	—	—	(12,882)	(12,882)
Balance, March 31, 2011	47,092	$470	$242,609	$(63,672)	$(314)	$705,356	$884,449

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Net income (loss)	$234	$(15,013)
Change in Non-controlling interest’s portion of accumulated other comprehensive income due to the issuance of units by Partnership, net of taxes of $68	—	115
Hedging gains reclassified to earnings, net of taxes of $38 and $140, respectively	65	238
Adjustment in fair value of derivatives, net of taxes $(138) and $41, respectively	(234)	70
Comprehensive income (loss)	65	(14,590)
Less: Comprehensive income (loss) attributable to the non-controlling interest	1,770	(9,611)
Comprehensive loss attributable to Crosstex Energy, Inc.	$(1,705)	$(4,979)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$234	$(15,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,672	27,110
Gain on sale of property	(19)	(14,343)
Impairments	—	998
Deferred tax benefit	(1,028)	(3,285)
Non-cash stock-based compensation	2,255	2,584
Derivatives mark to market interest rate settlement	—	(24,160)
Non-cash portion of derivatives loss	1,574	2,288
Non-cash portion of loss on debt extinguishment	—	5,396
Payment of interest paid-in-kind debt	—	(11,558)
Amortization of debt issue costs	1,552	2,128
Amortization of discount on notes	474	263
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	3,551	12,701
Natural gas and natural gas liquids, prepaid expenses and other	(1,512)	2,214
Accounts payable, accrued gas purchases and other accrued liabilities	(35,011)	(12,646)
Fair value of derivatives	(10)	—
Net cash provided by (used in) operating activities	1,732	(25,323)
Cash flows from (used in) investing activities:
Additions to property and equipment	(21,596)	(9,670)
Insurance recoveries on property and equipment	—	874
Proceeds from sale of property	47	39,675
Net cash provided by (used in) investing activities	(21,549)	30,879
Cash flows from (used in) financing activities:
Proceeds from borrowings	84,250	809,862
Payments on borrowings	(68,250)	(908,160)
Payments on capital lease obligations	(723)	(556)
Increase (decrease) in drafts payable	6,302	(1,622)
Debt refinancing costs	(106)	(28,063)
Conversion of restricted stock, net of shares withheld for taxes	(785)	(129)
Distributions to non-controlling partners in the Partnership	(12,882)	(184)
Common dividend paid	(3,838)	—
Conversion of restricted units, net of units withheld for taxes	(1,328)	(1,772)
Proceeds from exercise of Partnership unit options	224	140
Proceeds from issuance of Partnership units	—	120,786
Net cash provided (used in) financing activities	2,864	(9,698)
Net decrease in cash and cash equivalents	(16,953)	(4,142)
Cash and cash equivalents, beginning of period	22,780	10,703
Cash and cash equivalents, end of period	$5,827	$6,561
Cash paid for interest	$33,693	$26,696
Cash paid for income taxes	$—	$1,195

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

(2) Long-Term Debt

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2011 and December 31, 2010 was 4.75% and 4.0%, respectively	$16,000	$—
Senior unsecured notes (due 2018), net of discount of $13.0 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	711,986	711,512
Series B secured note assumed in the Eunice transaction (due 2011), which bears interest at the rate of 9.5%	7,058	7,058
	735,044	718,570
Less current portion	(7,058)	(7,058)
Debt classified as long-term	$727,986	$711,512

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Credit Facility. As of March 31, 2011, there was $73.2 million in outstanding letters of credit and $16.0 million borrowed under the bank credit facility leaving approximately $330.8 million available for future borrowing based on the borrowing capacity of $420.0 million. In May 2011 the Partnership amended its credit facility as discussed in Note (13).

The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries.

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2011 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(7,773)
Net assets under capital lease	$29,426

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of March 31, 2011 (in thousands):

2011	$3,437
2012 through 2015 ($4,582 annually)	18,328
Thereafter	16,680
Less: Interest	(7,845)
Net minimum lease payments under capital lease	30,600
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$26,152

(4)      Certain Provisions of the Partnership Agreement

Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter.

The Partnership’s fourth quarter 2010 distribution on its common and preferred units of $0.26 per unit was paid on February 11, 2011.  The Partnership increased its first quarter 2011 distribution on its common and preferred units to $0.29 per unit to be paid on May 13, 2011.

(5) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three months ended March 31, 2011 and March 31, 2010 because the Company had a net loss for the periods.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss attributable to Crosstex Energy, Inc.	$(1,536)	$(5,402)
Distributed earnings allocated to:
Common shares	$3,763	$—
Unvested restricted shares	75	—
Total distributed earnings	$3,838	$—
Undistributed loss allocated to:
Common shares	$(5,265)	$(5,250)
Unvested restricted shares	(109)	(152)
Total undistributed loss	$(5,374)	$(5,402)
Net loss allocated to:
Common shares	$(1,502)	$(5,250)
Unvested restricted shares	(34)	(152)
Total net loss	$(1,536)	$(5,402)
Basic and diluted net loss per share:
Basic common share	$(0.03)	$(0.11)
Diluted common share	(0.03)	(0.11)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,075	46,575

(6) Employee Incentive Plans

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

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of share-based compensation charged to general and administrative expense	$1,790	$2,162
Cost of share-based compensation charged to operating expense	465	422
Total amount charged to income	$2,255	$2,584
Interest of non-controlling partners in share-based compensation	$910	$1,032
Amount of related income tax benefit recognized in income	$499	$575

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(b)Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2011 is provided below:

	Three Months Ended March 31, 2011
Crosstex Energy, L.P. Restricted Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	273,547	15.04
Vested*	(287,951)	11.02
Forfeited	(1,393)	6.00
Non-vested, end of period	1,031,577	$11.36
Aggregate intrinsic value, end of period (in thousands)	$17,454

* Vested units include 90,264 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2011 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share based compensation cost calculations at March 31, 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Restricted Units:	2011	2010
Aggregate intrinsic value of units vested	$4,239	$6,316
Fair value of units vested	$3,173	$2,518

As of March 31, 2011, there was $7.1 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(c) Partnership Unit Options

A summary of the unit option activity for the three months ended March 31, 2011 is provided below:

	Three Months Ended March 31, 2011
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	611,311	$6.77
Exercised	(48,610)	4.63
Forfeited	(6,478)	5.50
Expired	—	—
Outstanding, end of period	556,223	$6.97
Options exercisable at end of period	309,769	$8.11
Weighted average contractual term (years) end of period:
Options outstanding	7.9
Options exercisable	7.5
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$6,119
Options exercisable	$3,312

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, L.P. Unit Options:	2011	2010
Intrinsic value of unit options exercised	$506	$159
Fair value of units vested	$325	$35

As of March 31, 2011, there was $0.5 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.6 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the three months ended March 31, 2011 is provided below:

	Three Months Ended
	March 31, 2011
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested, beginning of period	1,108,998	$8.64
Granted	444,595	8.61
Vested*	(285,564)	10.12
Forfeited	(1,393)	4.85
Non-vested, end of period	1,266,636	$8.30
Aggregate intrinsic value, end of period (in thousands)	$12,594

* Vested shares include 87,279 shares withheld for payroll taxes paid on behalf of employees.

The Company issued restricted shares in 2011 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at March 31, 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, Inc. Restricted Shares:	2011	2010
Aggregate intrinsic value of shares vested	$2,578	$315
Fair value of shares vested	$2,890	$1,026

As of March 31, 2011, there was $6.2 million of unrecognized compensation costs related to non-vested CEI restricted shares. The cost is expected to be recognized over a weighted average period of 2.3 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(e)     Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All units outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of March 31, 2011:

	Three Months Ended March 31, 2011
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	3.7

(7) Derivatives

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” and “put options.”  Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting	$1,555	$2,348
Realized losses on derivatives	1,761	1,408
Ineffective portion of derivatives qualifying for hedge accounting	19	(60)
Net losses related to commodity swaps	$3,335	$3,696
Put option premium mark to market	86	—
Losses on derivatives	$3,421	$3,696

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

	March 31,	December 31,
	2011	2010

Fair value of derivative assets — current, designated	$3	$1
Fair value of derivative assets — current, non-designated	5,974	5,522
Fair value of derivative assets — long term, non-designated	47	1,169
Fair value of derivative liabilities — current, designated	(1,910)	(1,066)
Fair value of derivative liabilities — current, non-designated	(8,782)	(6,914)
Fair value of derivative liabilities — long term, designated	(187)	—
Fair value of derivative liabilities — long term, non-designated	(162)	(1,156)
Net fair value of derivatives	$(5,017)	$(2,444)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at March 31, 2011 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	March 31, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(12,249)	$(2,093)
Total swaps designated as cash flow hedges		$(2,093)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(4,065)	$(4)
Physical offsets to swing swap transactions (long contracts)	4,065	(48)

Basis swaps (long contracts)	21,243	4,430
Physical offsets to basis swap transactions (short contracts)	(803)	3,174
Basis swaps (short contracts)	(19,103)	(4,194)
Physical offsets to basis swap transactions (long contracts)	803	(3,297)

Third-party on-system swaps (long contracts)	77	(9)
Physical offsets to third-party on-system swap transactions (short contracts)	(77)	21

Processing margin hedges — liquids (short contracts)	(18,200)	(3,247)
Processing margin hedges — gas (long contracts)	2,025	172

Storage swap transactions (short contracts)	(70)	4

Liquid put options (purchased)	5,552	74
Total mark to market derivatives		$(2,924)

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of March 31, 2011 of $9.1 million would be reduced to $3.3 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Increase (Decrease) in Midstream Revenue	2011	2010
Liquids	$(660)	$(842)
Realized loss included in Midstream revenue	$(660)	$(842)

Natural Gas

As of March 31, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of March 31, 2011, an unrealized derivative fair value net loss of $1.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss. Of this net amount, an approximate loss of  $1.7 million is expected to be reclassified into earnings through March 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and put options purchased are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
March 31, 2011	$(2,809)	$(115)	$—	$(2,924)

(8)      Fair Value Measurements

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2011	December 31, 2010
	Level 2	Level 2
Commodity Swaps*	$(5,017)	$(2,444)
Total	$(5,017)	$(2,444)

*                 Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.

(9)      Fair Value of Financial Instruments

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fair value of derivative assets	$6,024	$6,024	$6,692	$6,692
Long-term debt	735,044	810,589	718,570	768,308
Obligations under capital lease	30,600	28,697	31,327	28,807
Fair value of derivative liabilities	11,041	11,041	9,136	9,136

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $16.0 million in borrowings under its revolving credit facility included in long-term debt as of March 31, 2011 and no borrowing at December 31, 2010 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of March 31, 2011 and December 31, 2010, the Partnership also had borrowings totaling $712.0 million and $711.5 million, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million and $7.1 million, respectively, with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of March 31, 2011 and December 31, 2010 was based on third party market quotations. The fair values of the series B secured note as of March 31, 2011 and December 31, 2010 were adjusted to reflect current market interest rates for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(10) Income Tax

The Company has recorded a deferred tax asset in the amount of $20.5 million relating to the difference between its book and tax basis of its investment in the Partnership as of March 31, 2011 and December 31, 2010.  Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. There was no change in the deferred tax asset or the related valuation allowance during the first quarter of 2011. The income tax provision for the three months ended March 31, 2011 reflects a tax benefit of $ 0.7 million for the current period. Unrecognized tax benefits increased $0.1 million during the three months ended March 31, 2011, and the increase, if recognized, would affect the effective tax rate.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

(12) Segment Information

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended March 31, 2011:
Sales to external customers	$204,433	$80,966	$164,916	$—	$450,315
Sales to affiliates	22,807	$21,585	$—	$(44,392)	$—
Purchased gas and NGLs	(195,503)	$(63,159)	$(146,208)	$44,392	$(360,478)
Operating expenses	(8,067)	$(11,352)	$(5,625)	$—	$(25,044)
Segment profit	$23,670	$28,040	$13,083	$—	$64,793
Loss on derivatives	$(2,685)	$(716)	$(20)	$—	$(3,421)
Depreciation, amortization and impairments	$(3,161)	$(17,720)	$(7,713)	$(1,078)	$(29,672)
Capital expenditures	$1,550	$18,203	$4,083	$487	$24,323
Identifiable assets	$324,924	$1,110,852	$489,147	$39,670	$1,964,593
Three Months Ended March 31, 2010:
Sales to external customers	$245,358	$110,134	$113,166	$—	$468,658
Sales to affiliates	21,714	25,791	1,531	(49,036)	—
Purchased gas and NGLs	(239,295)	(98,298)	(98,906)	49,036	(387,463)
Operating expenses	(8,459)	(12,052)	(5,954)	—	(26,465)
Segment profit	$19,318	$25,575	$9,837	$—	$54,730
Loss on derivatives	$(1,810)	$(1,814)	$(72)	$—	$(3,696)
Depreciation, amortization and impairments	$(3,039)	$(16,056)	$(7,895)	$(1,118)	$(28,108)
Capital expenditures	$930	$2,688	$69	$415	$4,102
Identifiable assets	$346,975	$1,145,897	$488,641	$49,760	$2,031,273

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended
	March 31,
	2011	2010
Segment profits	$64,793	$54,730
General and administrative expenses	(12,481)	(13,481)
Loss on derivatives	(3,421)	(3,696)
Gain on sale of property	19	14,343
Depreciation, amortization and impairments	(29,672)	(28,108)
Operating income	$19,238	$23,788

(13) Subsequent Event

In May 2011, the Partnership amended its bank credit facility. The borrowing capacity under the credit facility has been increased from $420.0 million to $485.0 million and the maturity was extended from February 2014 to May 2016. Additionally, the amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted leverage ratios during certain fiscal quarters and (ii) decreased the interest rate the Partnership pays on the obligations under the credit facility. Also under the amended credit facility, the Partnership increased the accordian from $100.0 million to $150.0 million, which permits it to increase the Partnership’s borrowing base if any bank in the credit facility or a new bank is willing to undertake such commitment.

The Partnership may prepay all loans under the amended credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Under the amended credit facility, borrowings bear interest at the Partnership’s option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The Partnership pays a per annum fee (as described below) on all letters of credit issued under the amended credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the amended credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership’s leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

	Base Rate	Eurodollar Rate	Letter of Credit
Leverage Ratio	Loans	Loans	Fees
Greater than or equal to 4.50 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	2.25%
Less than 3.00 to 1.00	1.00%	2.00%	2.00%

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

The maximum permitted leverage ratio is as follows:

•                       5.00 to 1.00 for the fiscal quarter ending March 31, 2011 and June 30, 2011;

•                       4.75 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.75 to 1.00.

All other material terms of the credit facility are described in our Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, processing and marketing of natural gas and natural gas liquids (NGLs) through its subsidiaries. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, processing, transmission and marketing of natural gas and NGLs.  These partnership interests consist of (i) 16,414,830 common units, representing approximately 25.0% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries.  We have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own.  Our consolidated results of operations are derived from the results of operations of the Partnership and also include our deferred taxes, interest of non-controlling partners in the Partnership’s net income, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operation.  Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership.

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of NGLs, which it manages in regional reporting segments of midstream activity.  The Partnership’s geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (LIG system and the south Louisiana processing and NGL assets, or PNGL). The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.

The Partnership’s gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities, and the volumes of NGLs handled at its fractionation facilities. The Partnership generates revenues from four primary sources:

•                  purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•                  processing natural gas at its processing plants;

•                  fractionating and marketing the recovered NGLs; and

•                  providing compression services.

The Partnership generally gathers or transports gas owned by others through its facilities for a fee, or it buys natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transports and resells the natural gas at the market index. The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction.  The Partnership’s gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.  The Partnership is also party to certain long-term gas sales commitments that it satisfies through supplies purchased under long-term gas purchase agreements. When the Partnership enters into those arrangements, its sales obligations generally match its purchase obligations. However, over time the supplies that it has under contract may decline due to reduced drilling or other causes and the Partnership may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In the Partnership’s purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased. However, on occasion the Partnership has entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and it captures the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as margin. Changes in the basis spread can increase or decrease margins.

One contract (the “Delivery Contract”) has a term to 2019 that obligates the Partnership to supply approximately 150,000 MMBtu/d of gas.  At the time that the Partnership entered into the Delivery Contract in 2008, it had dedicated supply sources in the Barnett Shale that exceeded the delivery obligations under the Delivery Contract.  The Partnership’s agreements with these suppliers generally provided that the purchase price for the gas was equal to a portion of its sales price for such gas less certain fees and costs.  Accordingly, the Partnership was initially able to generate a positive margin under the Delivery Contract.  However, since entering into the Delivery Contract, there has been both (1) a reduction in the gas available under the supply contracts and (2) the discovery of other shale reserves, most notably the Haynesville and the Marcellus Shales, which has increased the supplies available to East Coast markets and reduced the basis spread between north Texas-area production and the market indices used in the Delivery Contract.  Due to these factors, the Partnership has had to purchase a portion of the gas to fulfill its obligations under the Delivery Contract at market prices, resulting in negative margins under the Delivery Contract.

The Partnership has recorded a loss of approximately $3.0 million during the three months ended March 31, 2011 on the Delivery Contract.  The Partnership currently expects that it will record a loss of approximately $10.0 million to $14.0 million on the Delivery Contract for the year ending December 31, 2011.  This estimate is based on forward prices, basis spreads and other market assumptions as of March 31, 2011. These assumptions are subject to change if market conditions change during the remainder of 2011, and actual results under the Delivery Contract in 2011 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

The Partnership also realizes gross operating margins from its processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under margin contract arrangements the Partnership’s gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Under fixed-fee based contracts the Partnership’s gross operating margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services and utilities. These costs are normally fairly stable across broad volume ranges, and therefore do not normally decrease or increase significantly in the short term with decreases or increases in the volume of gas or liquids moved through the asset.

Recent Developments

Credit Facility. On May 2, 2011, the Partnership amended its bank credit facility.  This amendment increased its borrowing capacity from $420.0 million to $485.0 million, reduced its interest rates and improved terms of other covenants under the facility. See Note (13) to the condensed consolidated financial statements for a discussion of the amended terms.

Asset Expansions.  The Partnership completed two expansion projects on its natural gas gathering system in the Barnett Shale play in North Texas that the Partnership expects will make a major contribution to gathered volumes. The Partnership also reactivated its Eunice natural gas liquids (NGL) fractionators in south central Louisiana, which will give the Partnership operational flexibility, increased fractionation capacity and the ability to capture new NGL-related business. The two North Texas projects became operational in late March 2011 and the Eunice NGL fractionator became operational  in early April 2011.

The Partnership expanded its natural gas gathering system in North Texas with the construction of a $25.0 million, 15-mile pipeline extension to serve major Barnett Shale producers.  The project, which is supported by volumetric commitments, includes a seven-mile low-pressure pipeline, an eight-mile high-pressure pipeline and a compressor station in southwest Tarrant County that provides customers with greater takeaway capacity to accommodate their transportation requirements.

The Partnership also entered into a 10-year firm gathering and compression agreement with a major Barnett Shale producer for an additional 50 MMcf/d on its North Texas gathering system.  The Partnership constructed a compressor station on an existing gathering line to accommodate the customer’s transportation requirements.

In south central Louisiana, the Partnership’s Eunice NGL fractionator was reactivated with the necessary equipment to accommodate 15,000 barrels of NGLs per day (“Bbls/d”).  Additional capacity of 21,000 Bbls/d can be restarted as supplies grow. The Eunice start-up and expansion project increased the Partnership’s fractionation capacity for liquids products from 40,000 Bbls/d to 55,000 Bbls/d.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: The Partnership’s adjusted EBITDA and gross operating margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with generally accepted accounting principles, or GAAP.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives and minority interest; less gain on sale of property. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

•                  financial performance of the Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•                  the ability of the Partnership’s assets to generate cash sufficient to pay interest costs, support its indebtedness and make cash distributions to its unitholders and the general partner;

•                  the Partnership’s operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing methods or capital structure; and

•                  the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

The Partnership’s adjusted EBITDA is one of the critical inputs into the financial covenants within the Partnership’s credit facility. The rates the Partnership pays for borrowings under its credit facility are determined by the ratio of its debt to the Partnership’s adjusted EBITDA.  The calculation of these ratios allows for further adjustments to the Partnership’s adjusted EBITDA for recent acquisitions and dispositions.

The Partnership’s adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. The adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate adjusted EBITDA in the same manner.

The Partnership’s adjusted EBITDA does not include interest expense, income taxes or depreciation and amortization expense. Because the Partnership has borrowed money to finance its operations, interest expense is a necessary element of its costs and its ability to generate cash available for distribution. Because the Partnership uses capital assets, depreciation and amortization are also necessary elements of its costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net earnings determined under GAAP, as well as the Partnership’s adjusted EBITDA, to evaluate the Partnership’s overall performance.

The following table provides a reconciliation of net income (loss) to the Partnership’s adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(In millions)

Net income (loss)	$(1.5)	$(5.4)
Interest expense	19.8	26.9
Depreciation and amortization	29.7	27.1
Impairment	—	1.0
Loss on extinguishment of debt	—	14.7
Gain on sale of property	—	(14.3)
Stock-based compensation	2.3	2.6
Minority interest	1.8	(9.6)
Taxes	(0.6)	(2.6)
Other (a)	2.1	3.4
Adjusted EBITDA	$53.6	$43.8

(a)  Includes the Partnership’s financial derivatives marked-to-market and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

We define gross operating margin, generally, as revenues minus cost of sales. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. These expenses are largely independent of the volumes the Partnership transports or processes and fluctuates depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because the Partnership separately evaluate commodity volume and price changes in these margin amounts. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of the Partnership’s gross operating margin to operating income:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Total gross operating margin	$89.8	$81.2

Add (deduct):
Operating expenses	(25.0)	(26.5)
General and administrative expenses	(12.5)	(13.5)
Gain on sale of property	—	14.3
Loss on derivatives	(3.4)	(3.7)
Depreciation, amortization and impairments	(29.7)	(28.1)
Operating income	$19.2	$23.7

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
LIG Segment
Revenues	$227.2	$267.1
Purchased gas and NGLs	(195.5)	(239.3)
Total gross operating margin	$31.7	$27.8
NTX Segment
Revenues	$102.6	$135.9
Purchased gas and NGLs	(63.2)	(98.3)
Total gross operating margin	$39.4	$37.6
PNGL Segment
Revenues	$164.9	$114.7
Purchased gas and NGLs	(146.2)	(98.9)
Total gross operating margin	$18.7	$15.8
Corporate
Revenues	$(44.4)	$(49.0)
Purchased gas and NGLs	44.4	49.0
Total gross operating margin	$—	$—
Total
Revenues	$450.3	$468.7
Purchased gas and NGLs	(360.5)	(387.5)
Total gross operating margin	$89.8	$81.2

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	938,000	916,000
Processing (MMBtu/d)	258,000	284,000
NTX
Gathering and Transportation (MMBtu/d)	1,054,000	1,081,000
Processing (MMBtu/d)	214,000	200,000
PNGL
Processing (MMBtu/d)	921,000	928,000
NGL Fractionation (Gals/d)	1,132,000	937,000

Commercial Services (MMBtu/d)	220,000	52,000

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Gross Operating Margin. Gross operating margin was $89.8 million for the quarter ended March 31, 2011 compared to $81.2 million for the three months ended March 31, 2010, an increase of $8.6 million, or 10.6%. The increase was due to higher margins on the Partnership’s gathering and transmission throughput volume, as well as a favorable NGL market throughout the quarter. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $3.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The gathering and transmission assets generated approximately $3.1 million of gross operating margin growth primarily due to improved pricing and higher volumes on the northern part of the system. The improved processing environment contributed to a gain in the gross operating margins for the LIG processing plants for the period.  The Plaquemine and Gibson plants combined for a gross operating margin gain of $0.8 million.

•                        The NTX segment had gross operating margin improvement of $1.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. A gross operating margin increase of $3.9 million on the gathering and transmission assets in north Texas was offset by increased losses of $2.1 million on the Delivery Contract discussed previously.

•                        The improved processing and NGL marketing environment contributed to a $2.9 million increase in gross operating margin for the PNGL segment for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Fractionation and marketing activity generated a gross operating margin increase of approximately $1.8 million.  In addition to the improved marketing environment, the inlet volume supplied to the fractionators was significantly increased through deliveries from rail cars and trucks.  The Blue Water processing plant contributed a gross operating margin increase of $1.1 million due to an increase in plant run time and inlet volumes.

Operating Expenses. Operating expenses were $25.0 million for the three months ended March 31, 2011 compared to $26.5 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 5.4%. The decrease is primarily due to normal fluctuations of repair and maintenance work during the three months ended March 31, 2011 compared to three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses were $12.5 million for the three months ended March 31, 2011 compared to $13.5 million for the three months ended March 31, 2010, a decrease of $1.0 million, or 7.4%. The decrease is primarily due to a decrease in professional fees and services.

Gain on Sale of Property.  Assets sold during the three months ended March 31, 2010 generated a net gain of $14.3 million, resulting primarily from the sale of the east Texas assets.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $3.4 million for the three months ended March 31, 2011 compared to a loss of $3.7 million for the three months ended March 31, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended March 31,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$0.6	$0.8	$2.1	$(0.5)
Processing margin hedges	2.7	1.2	1.8	1.9
Other	0.1	(0.2)	(0.2)	—
Net losses related to commodity swaps	$3.4	$1.8	$3.7	$1.4

Depreciation and Amortization. Depreciation and amortization expenses were $29.7 million for the three months ended March 31, 2011 compared to $27.1 million for the three months ended March 31, 2010, an increase of $2.6 million, or 9.6%. The increase is primarily due to intangible amortization related to downward revision in future throughput volumes attributable to the gathering system in north Texas.

Interest Expense. Interest expense was $19.8 million for the three months ended March 31, 2011 compared to $26.9 million for the three months ended March 31, 2010, a decrease of $7.1 million, or 26.4%. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010

Senior notes (secured and unsecured)	$16.6	$12.8
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	1.3	5.7
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization of debt issue costs	1.6	2.1
Other	0.3	0.8
Total	$19.8	$26.9

Loss on Extinguishment of Debt. The Partnership recognized a loss on extinguishment of debt during the three months ended March 31, 2010 of $14.7 million.  In February 2010, the Partnership repaid its existing credit facility and senior secured notes which resulted in make-whole interest payments on its senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

Income Taxes.  Income tax benefit was $ 0.7 million for the three months ended March 31, 2011 compared to $ 2.6 million for the three months ended March 31, 2010, resulting from net losses during each of these periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss).  The interest of non-controlling partners in the Partnership’s net income was $1.8 million for the three months ended March 31, 2011 compared to a net loss of $9.6 million for the three months ended March 31, 2010 due to the changes shown in the following summary (in millions):

	Three Months Ended March 31,
	2011	2010

Net income (loss) for the Partnership	$0.1	$(17.4)
Income allocation to CEI for the general partner incentive distribution	(0.4)	—
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.9	1.1
Loss allocation to CEI for its 2% general partner share of Partnership loss	—	0.4
Net income (loss) allocable to limited partners	0.6	(15.9)
Less: CEI’s share of net income allocable to limited partners	(1.2)	(6.3)
Non-controlling partners’ share of Partnership net income (loss)	$1.8	$(9.6)

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $25.3 million for three months ended March 31, 2010. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Income before non-cash income and expenses	$34.7	$(27.6)
Changes in working capital	$(33.0)	$2.3

The primary reason for the increase in cash flow from income before non-cash income and expenses of $62.3 million from 2010 to 2011 relates to payments in 2010 for settlements of interest rate swaps, make-whole payments, and PIK  notes associated with the extinguishment of debt combined with an increase in gross margin and a decrease in interest expense between the first quarter of 2011 as compared to the first quarter of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $21.5 million for the three months ended March 31, 2011 and net cash provided by investing activities was $30.9 million for the three months ended March 31, 2010. Cash flows from investing activities for the three months ended March 31, 2010 includes proceeds from property sales of $39.7 million related to the sale of east Texas assets. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Growth capital expenditures	$19.2	$7.5
Maintenance capital expenditures	2.4	2.2
Total	$21.6	$9.7

Cash Flows from Financing Activities. Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2011 and net cash used in financing activities was $9.7 million for the three months ended March 31, 2010. The Partnership’s financings have primarily consisted of repayments under the bank credit facilities, repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings and debt refinancing costs.

	Three Months Ended
	March 31,
	2011	2010
Net borrowings (repayments) under bank credit facilities	$16.0	$(491.6)
Senior secured note repayments	—	(316.5)
Senior unsecured note borrowings (net of discount on the note)	—	709.8
Net repayments under capital lease obligations	(0.7)	(0.6)
Debt refinancing costs	(0.1)	(28.1)

Dividends to shareholders and distributions to non-controlling partners in the Partnership represents one of our primary uses of cash in financing activities. No dividends or cash distributions were paid during the three months ended March 31, 2010.  Total cash dividends and distributions made during the three months ended March 31, 2011 were as follows (in millions):

Three Months Ended
March 31,
2011
Dividend to shareholders	$3.8
Non-controlling partner distributions	12.9
Total	$16.7

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of March 31, 2011, the Partnership had approximately $330.8 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended 2011 and 2010 were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Increase (decrease) in drafts payable	$6.3	$(1.6)

Working Capital Deficit.  We had a working capital deficit of $8.0 million as of March 31, 2011.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  In addition, although the Partnership strives to minimize its natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2011.

Capital Requirements. During the three months ended March 31, 2011, the Partnership’s growth capital investments were $19.2 million, which were funded by internally generated cash flow and from borrowings under its credit facility. The Partnership’s current capital spending projection for 2011 is approximately $50.0 million related to identified growth projects including $19.2 million incurred during the first quarter of 2011. The Partnership may identify more growth projects during 2011 in addition to projects currently budgeted.

Total Contractual Cash Obligation. A summary of the Partnership’s contractual cash obligation as of March 31, 2011, is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$732.1	$7.1	$—	$—	$—	$—	$725.0
Bank credit facility	16.0	—	—	—	—	—	16.0
Interest payable on fixed long-term debt obligations	449.7	32.5	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	38.4	3.4	4.6	4.6	4.6	4.6	16.6
Operating lease obligations	38.4	7.3	10.5	6.8	5.0	3.7	5.1
Purchase obligations	4.6	4.6	—	—	—	—	—
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,283.0	$58.7	$79.4	$75.7	$73.9	$72.6	$922.7

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

Indebtedness

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2011 and December 31, 2010 was 4.75% and 4.0%, respectively	$16.0	$—
Senior unsecured notes (due 2018), net of discount of $13.0 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712.0	711.5
Series B secured note assumed in the Eunice transaction (due 2011), which bears interest at the rate of 9.5%	7.1	7.1
	735.1	718.6
Less current portion	(7.1)	(7.1)
Debt classified as long-term	$728.0	$711.5

Credit Facility. As of March 31, 2011, the Partnership’s bank credit facility had a borrowing capacity of $420.0 million and there was $73.2 million in letters of credit issued and outstanding under the bank credit facility and $16.0 million of borrowings outstanding, leaving approximately $330.8 million available for future borrowing. The bank credit facility is guaranteed by substantially all of the Partnership’s subsidiaries. The bank credit facility matures in February 2014.

On May 2, 2011, the Partnership amended its bank credit facility.  This amendment increased its borrowing capacity from $420.0 million to $485.0 million, reduced its interest rates and improved terms of other covenants under the facility.  See Note (13) to the condensed consolidated financial statement for a discussion of the amended terms.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership’s primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, it is exposed to the risk of changes in interest rates on its floating rate debt.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) into law, a part of which relates to increased regulation of the markets for derivative products of the type the Partnership uses to manage areas of market risk. While the Commodity Futures Trading Commission has yet to issue regulations to implement this increased regulation, Dodd-Frank may result in increased costs to the Partnership to implement its market risk management strategy.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At March 31, 2011, the Partnership had $16.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would not materially impact the interest expense on this borrowing.

At March 31, 2011, the Partnership had total fixed rate debt obligations of $719.0 million, consisting of its senior unsecured notes with an interest rate of 8.875% and a series B secured note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $810.6 million as of March 31, 2011. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $29.6 million.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2011	2010
Gathering and transportation margin	55.7%	60.2%

Gas processing margins:
Processing margin	17.9%	13.4%
Percent of liquids	12.2%	13.7%
Fee based	14.2%	12.7%
Total gas processing	44.3%	39.8%

Total	100.0%	100.0%

The Partnership has hedges in place at March 31, 2011 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional		The Partnership	The Partnership		Fair Value
Period	Underlying	Volume		Pays	Receives*		Asset/(Liability)
							(In thousands)
April 2011 – December 2011	Ethane	71	(MBbls)	Index	$0.4673	/gal	$(509)
April 2011 – December 2011	Propane	34	(MBbls)	Index	$1.1866	/gal	(287)
April 2011 – December 2011	Normal Butane	20	(MBbls)	Index	$1.5602	/gal	(245)
April 2011 – December 2011	Natural Gasoline	19	(MBbls)	Index	$1.8227	/gal	(522)
							$(1,563)

*weighted average

		Notional		The Partnership	The Partnership		Fair Value
Period	Underlying	Volume		Pays	Receives*		Asset/(Liability)
							(In thousands)
January 2012 – December 2012	Ethane	25	(MBbls)	Index	$0.4975	/gal	$(38)
January 2012 – December 2012	Propane	63	(MBbls)	Index	$1.2973	/gal	(122)
January 2012 – December 2012	Normal Butane	34	(MBbls)	Index	$1.6773	/gal	(191)
January 2012 – December 2012	Natural Gasoline	25	(MBbls)	Index	$2.2712	/gal	(179)
							$(530)

*weighted average

In addition, the Partnership has hedges in place covering 132 MBbls of Ethane for the final two quarters of 2011 done via the purchase of puts.  The net fair value asset of the puts as of March 31, 2011 was less than $0.1 million.

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on  POL contracts. The Partnership hedges  POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 76.3% of its hedgeable volumes at risk through December 2011 (31.7% of total volumes at risk through December 2011). The Partnership has also hedged 28.6% of its hedgeable volumes at risk for 2012 (12.6% of total volumes at risk for 2012).

The Partnership also has hedges in place at March 31, 2011 covering the fractionation spread risk related to its processing margin contracts as set forth in the following table:

		Notional				The Partnership		Fair Value
Period	Underlying	Volume		The Partnership Pays		Receives		Asset/(Liability)
								(In thousands)
April 2011–December 2011	Ethane	109	(MBbls)	Index		$0.4869	/gal*	$(680)
April 2011–December 2011	Propane	74	(MBbls)	Index		$1.1498	/gal*	(747)
April 2011–December 2011	Iso Butane	4	(MBbls)	Index		$1.4941	/gal*	(78)
April 2011–December 2011	Normal Butane	43	(MBbls)	Index		$1.5385	/gal*	(548)
April 2011–December 2011	Natural Gasoline	42	(MBbls)	Index		$1.9938	/gal*	(851)
April 2011–December 2011	Natural Gas	4,447	(MMBtu/d)	$4.4651	/MMBtu*	Index		80
								$(2,824)

*weighted average

		Notional				The Partnership		Fair Value
Period	Underlying	Volume		The Partnership Pays		Receives		Asset/(Liability)
								(In thousands)
January 2012–June 2012	Ethane	28	(MBbls)	Index		$0.4980	/gal*	$(42)
January 2012–June 2012	Propane	65	(MBbls)	Index		$1.3069	/gal*	(123)
January 2012–June 2012	Normal Butane	38	(MBbls)	Index		$1.7626	/gal*	(89)
January 2012–June 2012	Natural Gasoline	31	(MBbls)	Index		$2.3854	/gal*	(90)
January 2012–June 2012	Natural Gas	4,406	(MMBtu/d)	$4.8834	/MMBtu*	Index		93
								$(251)

*      weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 55.2% of its hedgeable liquids volumes at risk through December 31, 2011 (20.4% of total liquids volumes at risk) and 59.2% of the related hedgeable PTR volumes through December 31, 2011 (21.5% of total PTR volumes). The Partnership has also hedged 50.6% of its hedgeable liquids volumes at risk for the first six months of  2012 (18.8% of total liquids volumes at risk) and 61.3% of the related hedgeable PTR volumes for the first six months of 2012 (22.3% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 8.9% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of March 31, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $5.0 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $3.4 million in the net fair value liability of these contracts as of March 31, 2011 to a net fair value liability of approximately $8.4 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position or results of operations.

For a discussion of certain litigation and similar proceedings, please refer to Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 6, 2011