Form 10-Q
period 2011-06-30
CROSSTEX ENERGY INC
filed 2011-08-05
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

As of July 22, 2011, the Registrant had 47,181,084 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,012	$22,780
Accounts and notes receivable, net:
Trade receivable	21,689	16,351
Accrued revenue and other	198,968	193,647
Fair value of derivative assets	4,811	5,523
Natural gas and natural gas liquids, prepaid expenses and other	13,835	9,780
Total current assets	246,315	248,081
Property and equipment, net of accumulated depreciation of $368,971 and $329,741, respectively	1,226,696	1,216,166
Fair value of derivative assets	88	1,169
Intangible assets, net of accumulated amortization of $173,830 and $151,735, respectively	476,880	498,975
Investment in limited liability company	34,764	—
Other assets, net	26,446	26,712
Total assets	$2,011,189	$1,991,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$26,834	$18,027
Accrued gas purchases	163,011	160,910
Fair value of derivative liabilities	8,303	7,980
Current portion of long-term debt	—	7,058
Other current liabilities	66,450	66,887
Total current liabilities	264,598	260,862
Long-term debt	764,460	711,512
Other long-term liabilities	25,416	26,879
Deferred tax liability	87,412	89,216
Fair value of derivative liabilities	185	1,156
Commitments and contingencies	—	—
Stockholders’ equity	869,118	901,478
Total liabilities and stockholders’ equity	$2,011,189	$1,991,103

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$496,147	$442,048	$946,462	$910,706
Operating costs and expenses:
Purchased gas and NGLs	399,589	358,038	760,068	745,501
Operating expenses	27,913	25,424	52,957	51,889
General and administrative	13,272	12,455	25,754	25,936
(Gain) loss on sale of property	(60)	564	(80)	(13,779)
Loss on derivatives	1,536	1,594	4,957	5,290
Impairments	—	313	—	1,311
Depreciation and amortization	31,654	26,840	61,326	53,950
Total operating costs and expenses	473,904	425,228	904,982	870,098
Operating income	22,243	16,820	41,480	40,608
Other income (expense):
Interest expense, net of interest income	(20,674)	(19,995)	(40,440)	(46,850)
Loss on extinguishment of debt	—	—	—	(14,713)
Other income (expense)	(242)	23	(130)	205
Total other income (expense)	(20,916)	(19,972)	(40,570)	(61,358)
Income (loss) before non-controlling interest and income taxes	1,327	(3,152)	910	(20,750)
Income tax benefit	248	1,204	898	3,789
Net income (loss)	1,575	(1,948)	1,808	(16,961)
Less: Net income (loss) attributable to the non-controlling interest	2,648	233	4,417	(9,378)
Net loss attributable to Crosstex Energy, Inc.	$(1,073)	$(2,181)	$(2,609)	$(7,583)
Net loss per common share:
Basic common share	$(0.02)	$(0.05)	$(0.05)	$(0.16)
Diluted common share	$(0.02)	$(0.05)	$(0.05)	$(0.16)
Weighted average shares outstanding:
Basic	47,140	46,598	47,108	46,571
Diluted	47,140	46,598	47,108	46,571

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Net income (loss)	$1,575	$(1,948)	1,808	(16,961)
Change in Non-controlling interest’s portion of accumulated other comprehensive income due to the issuance of units by Partnership, net of taxes of $68	—	—	—	115
Hedging losses reclassified to earnings, net of taxes of $70, $32, $108 and $172, respectively	119	53	184	291
Adjustment in fair value of derivatives, net of taxes of $(14), $61, $(152) and $102, respectively	(24)	103	(258)	173
Comprehensive income (loss)	1,670	(1,792)	1,734	(16,382)
Less: Comprehensive income (loss) attributable to the non-controlling interest	2,648	233	4,417	(9,378)
Comprehensive loss attributable to Crosstex Energy, Inc.	$(978)	$(2,025)	$(2,683)	$(7,004)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2011

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earning	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2010	46,894	$468	$242,390	$(58,298)	$(145)	$717,063	$901,478
Stock-based compensation	—	—	1,820	—	—	2,295	4,115
Common dividends	—	—	—	(8,192)	—	—	(8,192)
Net income (loss)	—	—	—	(2,609)	—	4,417	1,808
Conversion of restricted stock for common, net of shares withheld for taxes	283	3	(1,022)	—	—	—	(1,019)
Hedging gains or losses reclassified to earnings	—	—	—	—	184	796	980
Adjustment in fair value of derivatives	—	—	—	—	(258)	(1,126)	(1,384)
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(1,348)	(1,348)
Distribution to non-controlling interest	—	—	—	—	—	(27,320)	(27,320)
Balance, June 30, 2011	47,177	$471	$243,188	$(69,099)	$(219)	$694,777	$869,118

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,808	$(16,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,326	53,950
Gain on sale of property	(80)	(13,779)
Impairments	—	1,311
Deferred tax benefit	(2,009)	(4,688)
Non-cash stock-based compensation	4,115	5,367
Derivatives mark to market interest rate settlement	—	(24,160)
Non-cash portion of derivatives (gain) loss	828	(581)
Non-cash portion of loss on debt extinguishment	—	5,396
Payment of interest paid-in-kind debt	—	(11,558)
Amortization of debt issue costs	4,065	3,751
Amortization of discount on notes	948	738
Equity in loss of limited liability company	236	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(10,657)	24,142
Natural gas and natural gas liquids, prepaid expenses and other	(5,378)	1,212
Accounts payable, accrued gas purchases and other accrued liabilities	8,640	(8,112)
Net cash provided by operating activities	63,842	16,028
Cash flows from (used in) investing activities:
Additions to property and equipment	(49,643)	(18,632)
Insurance recoveries on property and equipment	—	874
Proceeds from sale of property	107	59,484
Investment in limited liability company	(35,000)	—
Net cash provided by (used in) investing activities	(84,536)	41,726
Cash flows from (used in) financing activities:
Proceeds from borrowings	277,250	893,112
Payments on borrowings	(232,308)	(1,040,405)
Payments on capital lease obligations	(1,510)	(1,114)
Increase (decrease) in drafts payable	3,165	(1,595)
Debt refinancing costs	(3,792)	(28,485)
Conversion of restricted stock, net of shares withheld for taxes	(1,019)	(84)
Distributions to non-controlling partners in the Partnership	(27,320)	(3,314)
Common dividend paid	(8,192)	—
Conversion of resticted units, net of units withheld for taxes	(1,740)	(1,725)
Proceeds from exercise of Partnership unit options	392	233
Proceeds from issuance of Partnership units	—	120,786
Net cash provided by (used in) financing activities	4,926	(62,591)
Net decrease in cash and cash equivalents	(15,768)	(4,837)
Cash and cash equivalents, beginning of period	22,780	10,703
Cash and cash equivalents, end of period	$7,012	$5,866
Cash paid for interest	$35,936	$29,449
Cash paid for income taxes	$752	$2,647

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

(a) Basis of Presentation

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition to the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP will operate and manage midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.  This investment in HEP will be accounted for under the equity method accounting and is reflected on the balance sheet as “Investment in limited liability company.”

(2) Long-Term Debt

As of June 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2011 and December 31, 2010 was 2.68% and 4.0%, respectively	$52,000	$—
Senior unsecured notes (due 2018), net of discount of $12.5 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712,460	711,512
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7,058
	764,460	718,570
Less current portion	—	(7,058)
Debt classified as long-term	$764,460	$711,512

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Credit Facility. As of June 30, 2011, there was $71.3 million in outstanding letters of credit and $52.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $361.7 million available for future borrowing based on the borrowing capacity of $485.0 million.

In July 2011, the Partnership amended its bank credit facility. The amendment to the Partnership’s credit facility, among other things, (i) permitted Apache Midstream LLC (“Apache”) to have a first priority lien on certain assets that are the subject of a joint interest arrangement between Apache and Crosstex Permian, LLC (“Permian”) (including a new-build natural gas processing facility and related assets in the Permian Basin in West Texas) to secure obligations that Permian would owe to Apache should Permian fail to fund its obligations pursuant to the joint interest arrangement and (ii) increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement.

In May 2011, the Partnership amended its bank credit facility. The borrowing capacity under the credit facility was increased from $420.0 million to $485.0 million and the maturity was extended from February 2014 to May 2016. Additionally, the amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted leverage ratios during certain fiscal quarters, (ii) decreased the minimum consolidated interest rate coverage ratio during certain fiscal quarters and (iii) decreased the interest rate the Partnership pays on the obligations under the credit facility. Also under the amended credit facility, the Partnership increased the accordian from $100.0 million to $150.0 million, which permits the Partnership to increase its borrowing capacity if any bank in the credit facility or a new bank is willing to undertake such commitment.

The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries and its interest in HEP.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

The maximum permitted leverage ratio is 4.75 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.75 to 1.00.

The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

•                       2.25 to 1.00 for the fiscal quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012;

•                       2.50 to 1.00 for September 30, 2012 and each fiscal quarter thereafter.

All other material terms of the credit facility are described in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2010. The Company expects to be in compliance with all credit facility covenants for at least the next twelve months.

Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. The note bears interest at a rate of 9.5%. The Partnership paid $11.0 million of principal of the series B secured note in May 2010 and paid the remaining $7.1 million in May 2011.

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of June 30, 2011 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(8,636)
Net assets under capital lease	$28,563

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of June 30, 2011 (in thousands):

2011	$2,291
2012 through 2015 ($4,582 annually)	18,328
Thereafter	16,680
Less: Interest	(7,435)
Net minimum lease payments under capital lease	29,864
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$25,416

(4)      Certain Provisions of the Partnership Agreement

Unless restricted by the terms of the Partnership’s credit facility, the Partnership must make distributions of 100.0% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98.0% to the common unitholders and 2.0% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $0.6 million and $1.0 million were earned by the Company for the three and six months ended June 30, 2011, respectively.  No incentive distributions were earned by the general partner for the three and six months ended June 30, 2010.

The Partnership’s first quarter 2011 distribution on its common and preferred units of $0.29 per unit was paid on May 13, 2011.  The Partnership increased its second quarter 2011 distribution on its common and preferred units to $0.31 per unit to be paid on August 12, 2011.

(5) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three and six months ended June 30, 2011 and June 30, 2010 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to Crosstex Energy, Inc.	$(1,073)	$(2,181)	$(2,609)	(7,583)
Distributed earnings allocated to:
Common shares	$4,239	$—	$8,002	$—
Unvested restricted shares	115	—	190	—
Total distributed earnings	$4,354	$—	$8,192	$—
Undistributed loss allocated to:
Common shares	$(5,281)	$(2,118)	$(10,546)	$(7,367)
Unvested restricted shares	(146)	(63)	(255)	(216)
Total undistributed loss	$(5,427)	$(2,181)	$(10,801)	$(7,583)
Net loss allocated to:
Common shares	$(1,042)	$(2,118)	$(2,544)	$(7,367)
Unvested restricted shares	(31)	(63)	(65)	(216)
Total net loss	$(1,073)	$(2,181)	$(2,609)	$(7,583)
Basic and diluted net loss per share:
Basic common share	$(0.02)	$(0.05)	$(0.05)	$(0.16)
Diluted common share	(0.02)	(0.05)	(0.05)	(0.16)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,140	46,598	47,108	46,571

(6) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of share-based compensation charged to general and administrative expense	$1,596	$2,342	$3,386	$4,503
Cost of share-based compensation charged to operating expense	265	443	729	864
Total amount charged to income	$1,861	$2,785	$4,115	$5,367
Interest of non-controlling partners in share-based compensation	$763	$1,105	$1,672	$2,137
Amount of related income tax benefit recognized in income	$407	$623	$906	$1,198

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2011 is provided below:

	Six Months Ended June 30, 2011
	Number of	Weighted Average Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	289,800	15.16
Vested*	(391,543)	14.19
Forfeited	(23,518)	14.51
Non-vested, end of period	922,113	$10.07
Aggregate intrinsic value, end of period (in thousands)	$16,736

* Vested units include 113,241 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2011 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at June 30, 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2011 and 2010 are provided below (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Restricted Units:	2011	2010	2011	2010
Aggregate intrinsic value of units vested	$1,870	$783	$6,109	$7,099
Fair value of units vested	$2,383	$337	$5,556	$2,856

As of June 30, 2011, there was $6.3 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2 years.

(c) Partnership Unit Options

A summary of the unit option activity for the six months ended June 30, 2011 is provided below:

	Six Months Ended June 30, 2011
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	611,311	$6.77
Exercised	(85,409)	4.69
Forfeited	(14,539)	7.20
Expired	—	—
Outstanding, end of period	511,363	$7.14
Options exercisable at end of period	367,156
Weighted average contractual term (years) end of period:
Options outstanding	7.7
Options exercisable	7.4
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$6,162
Options exercisable	$4,410

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the three and six months ended June 30, 2011 and June 30, 2010 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, L.P. Unit Options:	2011	2010	2011	2010
Intrinsic value of unit options exercised	$479	$130	$985	$289
Fair value of units vested	$236	$259	$561	$294

As of June 30, 2011, there was $0.4 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.5 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the six months ended June 30, 2011 is provided below:

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	Six Months Ended
	June 30, 2011
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,108,998	$8.64
Granted	472,343	8.65
Vested*	(392,452)	13.46
Forfeited	(28,407)	10.61
Non-vested, end of period	1,160,482	$6.96
Aggregate intrinsic value, end of period (in thousands)	$13,810

* Vested shares include 109,032 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2011 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at June 30, 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and six months ended June 30, 2011 and June 30, 2010 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, Inc. Restricted Shares:	2011	2010	2011	2010
Aggregate intrinsic value of shares vested	$1,111	$498	$3,689	$813
Fair value of shares vested	$2,391	$311	$5,281	$1,337

As of June 30, 2011 there was $5.5 million of unrecognized compensation costs related to CEI non-vested restricted shares. The cost is expected to be recognized over a weighted average period of 2 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of June 30, 2011:

	Six Months Ended June 30, 2011
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	3.5

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” and “put options.”  Swing swaps are generally short-term in nature (one month) and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of products that the Partnership has stored to serve various operational requirements (gas) or has in inventory due to short term constraints in moving the product to market (liquids). Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting	$(825)	$(2,863)	$730	$(515)
Realized losses on derivatives	2,368	4,458	4,128	5,866
Ineffective portion of derivatives qualifying for hedge accounting	(101)	(1)	(82)	(61)
Net losses related to commodity swaps	$1,442	$1,594	$4,776	$5,290
Put option premium mark to market	94	—	181	—
Losses on derivatives	$1,536	$1,594	$4,957	$5,290

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Fair value of derivative assets — current, designated	$42	$1
Fair value of derivative assets — current, non-designated	4,769	5,522
Fair value of derivative assets — long term, designated	44	—
Fair value of derivative assets — long term, non-designated	44	1,169
Fair value of derivative liabilities — current, designated	(1,443)	(1,066)
Fair value of derivative liabilities — current, non-designated	(6,860)	(6,914)
Fair value of derivative liabilities — long term, designated	(72)	—
Fair value of derivative liabilities — long term, non-designated	(113)	(1,156)
Net fair value of derivatives	$(3,589)	$(2,444)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of June 30, 2011 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	June 30, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(9,954)	$(1,429)
Total swaps designated as cash flow hedges		$(1,429)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(5,109)	$2
Physical offsets to swing swap transactions (long contracts)	5,109	9

Basis swaps (long contracts)	15,135	3,649
Physical offsets to basis swap transactions (short contracts)	(155)	564
Basis swaps (short contracts)	(13,905)	(3,548)
Physical offsets to basis swap transactions (long contracts)	155	(663)

Processing margin hedges — liquids (short contracts)	(14,967)	(2,134)
Processing margin hedges — gas (long contracts)	1,799	(208)
Processing margin hedges — gas (short contracts)	(86)	13

Storage swap transactions — gas (short contracts)	(70)	23
Storage swap transactions — liquids inventory (short contracts)	(5,460)	121

Liquid put options (purchased)	5,552	12
Total mark to market derivatives		$(2,160)

*                 All are gas contracts, volume in MMBtu’s, except for liquids swaps, processing margin hedges - liquids, storage swaps — liquids inventory and liquid put options (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of June 30, 2011 of $5.4 million would be reduced to $2.3 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Increase (Decrease) in Midstream Revenue	2011	2010	2011	2010
Liquids	$(1,048)	$(268)	$(1,708)	$(1,110)
Realized loss included in Midstream revenue	$(1,048)	$(268)	$(1,708)	$(1,110)

Natural Gas

As of June 30, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Liquids

As of June 30, 2011, an unrealized derivative fair value net loss of $1.3 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss,  all of which is expected to be reclassified into earnings through June 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and put options purchased are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the condensed consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2011	$(2,091)	$(69)	$—	$(2,160)

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2011	December 31, 2010
	Level 2	Level 2
Commodity Swaps*	$(3,589)	$(2,444)
Total	$(3,589)	$(2,444)

*                 Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.  The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$764,460	$827,750	$718,570	$768,308
Obligations under capital lease	$29,864	$27,700	$31,327	$28,807

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $52.0 million in borrowings under its revolving credit facility included in long-term debt as of June 30, 2011 and no borrowing at December 31, 2010 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of June 30, 2011 and December 31, 2010, the Partnership also had borrowings totaling $712.5 million and $711.5 million, net of discount, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of  $7.1 million as of December 31, 2010 with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of June 30, 2011 and December 31, 2010 was based on third party market quotations. The fair value of the series B secured note as of December 31, 2010 was adjusted to reflect current market interest rates for such borrowings on that date.

(9) Income Tax

The Company has recorded a deferred tax asset in the amount of $20.5 million relating to the difference between its book and tax basis of its investment in the Partnership as of June 30, 2011 and December 31, 2010.  Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset.  The income tax provision for the six months ended June 30, 2011 reflects a tax benefit of  $0.9 million for the current period loss. Unrecognized tax benefits increased $0.2 million during the six months ended June 30, 2011, and the increase, if recognized, would affect the effective tax rate.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(10) Commitments and Contingencies

(a) Employment and Severance Agreements

Certain members of management of the Company are parties to employment and/or severance agreements with the general partner of the Partnership. The employment and severance agreements provide those managers with severance payments in certain circumstances and, in the case of employment agreements, prohibit each such person from competing with the general partner of the Partnership or its affiliates for a certain period of time following the termination of such person’s employment.

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

In addition, the Partnership disclosed possible Clean Air Act monitoring deficiencies it has discovered to the Louisiana Department of Environmental Quality (LDEQ) and is working with the agency to correct these deficiencies and to address modifications to facilities to ensure compliance. The Partnership does not expect to incur any material environmental liability associated with these issues.

In  May 2011, the Partnership received a Notice of Enforcement from the Texas Commission of Environmental Quality for an alleged violation of the Clean Air Act with one of the Partnership’s North Texas compressor station sites.  The Partnership does not expect to incur a material adverse effect as a result of this alleged violation.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

(11) Segment Information

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

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments and the Company’s general and administrative expenses, including the Partnership’s general and administrative expenses. Corporate assets consist of property and equipment, including software, for general corporate support, working capital, debt financing costs, and the investment in HEP.

Summarized financial information concerning the Partnership’s reportable segments as consolidated into the Company’s condensed financial statements is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended June 30, 2011:
Sales to external customers	$219,272	$87,813	$189,062	$—	$496,147
Sales to affiliates	23,935	21,295	—	(45,230)	—
Purchased gas and NGLs	(211,417)	(64,360)	(169,042)	45,230	(399,589)
Operating expenses	(8,902)	(12,108)	(6,903)	—	(27,913)
Segment profit	$22,888	$32,640	$13,117	$—	$68,645
Gain (loss) on derivatives	$(1,269)	$(377)	$110	$—	$(1,536)
Depreciation, amortization and impairments	$(4,045)	$(18,744)	$(7,828)	$(1,037)	$(31,654)
Capital expenditures	$1,129	$16,807	$5,555	$715	$24,206
Identifiable assets	$327,174	$1,112,750	$492,920	$78,345	$2,011,189
Three Months Ended June 30, 2010:
Sales to external customers	$244,146	$86,464	$111,438	$—	$442,048
Sales to affiliates	19,420	19,800	1,308	(40,528)	—
Purchased gas and NGLs	(233,729)	(65,459)	(99,378)	40,528	(358,038)
Operating expenses	(7,805)	(11,214)	(6,405)	—	(25,424)
Segment profit	$22,032	$29,591	$6,963	$—	$58,586
Gain (loss) on derivatives	$906	$(2,693)	$193	$—	$(1,594)
Depreciation, amortization and impairments	$(3,051)	$(15,048)	$(7,933)	$(1,121)	$(27,153)
Capital expenditures	$4,972	$2,692	$851	$266	$8,781
Identifiable assets	$336,407	$1,122,796	$475,724	$51,553	$1,986,480
Six Months Ended June 30, 2011:
Sales to external customers	$423,705	$168,779	$353,978	$—	$946,462
Sales to affiliates	46,742	42,880	—	(89,622)	—
Purchased gas and NGLs	(406,920)	(127,519)	(315,251)	89,622	(760,068)
Operating expenses	(16,969)	(23,460)	(12,528)	—	(52,957)
Segment profit	$46,558	$60,680	$26,199	$—	$133,437
Gain (loss) on derivatives	$(3,954)	$(1,094)	$91	$—	$(4,957)
Depreciation, amortization and impairments	$(7,205)	$(36,464)	$(15,541)	$(2,116)	$(61,326)
Capital expenditures	$2,679	$35,011	$9,636	$1,202	$48,528
Identifiable assets	$327,174	$1,112,750	$492,919	$78,346	$2,011,189
Six Months Ended June 30, 2010:
Sales to external customers	$489,504	$196,598	$224,604	$—	$910,706
Sales to affiliates	41,134	45,591	2,839	(89,564)	—
Purchased gas and NGLs	(473,026)	(163,755)	(198,284)	89,564	(745,501)
Operating expenses	(16,264)	(23,267)	(12,358)	—	(51,889)
Segment profit	$41,348	$55,167	$16,801	$—	$113,316
Gain (loss) on derivatives	$(904)	$(4,507)	$121	$—	$(5,290)
Depreciation, amortization and impairments	$(6,072)	$(31,104)	$(15,828)	$(2,257)	$(55,261)
Capital expenditures	$5,902	$5,380	$920	$681	$12,883
Identifiable assets	$336,407	$1,122,796	$475,724	$51,553	$1,986,480

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment profits	$68,645	$58,586	$133,437	$113,316
General and administrative expenses	(13,272)	(12,455)	(25,754)	(25,936)
Loss on derivatives	(1,536)	(1,594)	(4,957)	(5,290)
Gain (loss) on sale of property	60	(564)	80	13,779
Depreciation, amortization and impairments	(31,654)	(27,153)	(61,326)	(55,261)
Operating income	$22,243	$16,820	$41,480	$40,608

(12) Subsequent Event

Subsequent to the quarter ended June 30, 2011 and prior to the issuance of the unaudited condensed consolidated financial statements, the Company evaluated and found no other events material to the financial statement presentation during this period.

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

Our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership is required by its partnership agreement to distribute all its cash on hand at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of the Partnership’s business or to provide for future distributions.

Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries.  We have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own.  Our condensed consolidated results of operations are derived from the results of operations of the Partnership and also include our deferred taxes, interest of non-controlling partners in the Partnership’s net income, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operation.  Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership.

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of NGLs, which it manages in regional reporting segments of midstream activity.  The Partnership’s geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (LIG system and the south Louisiana processing and NGL assets, or PNGL).  The Partnership’s recently announced expansion project with Apache Corporation will also give the Partnership a presence in the Permian Basin in west Texas, and the Partnership’s recent investment in HEP gives the Partnership access to activity in the Eagle Ford Shale in south Texas as described in more detail in the Recent Developments section below.  The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.

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

One contract (the “Delivery Contract”) has a term to 2019 that obligates the Partnership to supply approximately 150,000 MMBtu/d of gas.  At the time that the Partnership entered into the Delivery Contract in 2008, it had dedicated supply sources in the Barnett Shale that exceeded the delivery obligations under the Delivery Contract.  The Partnership’s agreements with these suppliers generally provided that the purchase price for the gas was equal to a portion of its sales price for such gas less certain fees and costs.  Accordingly, the Partnership was initially able to generate a positive margin under the Delivery Contract.  However, since entering into the Delivery Contract, there has been both (1) a reduction in the gas available under the supply contracts and (2) the discovery of other shale reserves, most notably the Haynesville and the Marcellus Shales, which has increased the supplies available to east coast markets and reduced the basis spread between north Texas-area production and the market indices used in the Delivery Contract.  Due to these factors, the Partnership has had to purchase a portion of the gas necessary to fulfill its obligations under the Delivery Contract at market prices, resulting in negative margins under the Delivery Contract.

The Partnership has recorded a loss of approximately $6.0 million during the six months ended June 30, 2011 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $6.0 million to $8.0 million on the Delivery Contract for the remainder of the year ending December 31, 2011.  This estimate is based on forward prices, basis spreads and other market assumptions as of June 30, 2011. These assumptions are subject to change if market conditions change during the remainder of 2011, and actual results under the Delivery Contract in 2011 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

Investment in Limited Liability Company.  On June 22, 2011, the Partnership entered into a limited liability agreement with HEP for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition to the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP will operate and manage midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.

Credit Facility. On May 2, 2011 and July 11, 2011, the Partnership amended its bank credit facility. The May 2011 amendment increased its borrowing capacity from $420.0 million to $485.0 million, reduced interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted a first priority lien on certain assets that are associated with the Partnership’s joint interest arrangement with Apache and increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

Asset Expansions.  The Partnership completed two expansion projects discussed more fully below on its natural gas gathering system in the Barnett Shale play in North Texas that became operational in March 2011.  The Partnership also reactivated its Eunice NGL fractionators  in south central Louisiana to give the Partnership operational flexibility, increase the Partnership’s fractionation capacity and  give the Partnership the ability to capture new NGL-related business. The Eunice NGL fractionators became operational in early April 2011 and are equipped to accommodate 15,000 of NGLs per day (“Bbls/d”).

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

Expansion into Permian Basin.  On July 11, 2011, the Partnership entered into an agreement with Apache  to jointly invest $85.0 million in a new natural gas processing facility in the Permian Basin in west Texas.  The Partnership will fund the processing project equally with Apache as the plant is constructed over the next twelve months and the Partnership will each hold a 50 percent undivided working interest in the plant. The Partnership will manage the construction and operation of the plant.  Separately, the Partnership will buy and upgrade a nearby rail terminal to provide transportation of  NGLs to the Partnership’s Eunice fractionation facility in southern Louisiana.

Pipeline Expansion.   On July 25, 2011, the Partnership announced that it is completing engineering studies, pipeline routing work and environmental permitting for a NGL project that will expand its Louisiana fractionation facilities and expand access to these facilities and Louisiana product markets through a new NGL pipeline. The new pipeline will be an extension of the Partnership’s 440-mile Cajun-Sibon NGL pipeline that is connected to the Partnership’s Eunice NGL fractionation facilities in south central Louisiana. The new 130-mile NGL pipeline extension will connect the Eunice fractionation facilities to Mont Belvieu supply pipelines and will have an initial capacity of 70,000 barrels per day of raw-make NGLs. The project also includes the expansion of the Partnership’s Eunice NGL fractionation facilities from 15,000 barrels to 55,000 barrels of NGL per day, which will increase the Partnership’s interconnected fractionation capacity in Louisiana to approximately 97,000 barrels per day of NGLs. The Partnership’s investment for the project is currently estimated at $180.0 million to $220.0 million over the next two years.

Also, the Partnership entered into a long-term ethane sales agreement with a third party providing a secure market for the key product in the project. The ethane will flow into the third party’s ethane pipeline system in Louisiana. In addition, the Partnership has its own supply from its Texas gas plants and commitments for supply from a select group of NGL suppliers.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, equity in loss of HEP and minority interest; less gain on sale of property. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net loss	$(1.1)	$(2.2)	$(2.6)	$(7.6)
Interest expense	20.7	20.0	40.4	46.9
Depreciation and amortization	31.7	26.8	61.3	54.0
Impairment	—	0.3	—	1.3
Loss on extinguishment of debt	—	—	—	14.7
Gain on sale of property	(0.1)	0.6	(0.1)	(13.8)
Stock-based compensation	1.9	2.8	4.1	5.4
Minority interest	2.6	0.2	4.4	(9.4)
Taxes	(0.2)	(1.2)	(0.9)	(3.8)
Other (a)	(0.1)	(2.1)	2.4	1.2
Adjusted EBITDA	$55.4	$45.2	$109.0	$88.9

(a)  Includes the Partnership’s financial derivatives marked-to-market and its equity in loss from HEP and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

We define gross operating margin, generally, as revenues minus cost of purchased gas and NGLs. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. These expenses are largely independent of the volumes the Partnership transports or processes and fluctuates depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because the Partnership separately evaluates commodity volume and price changes in these margin amounts. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total gross operating margin	$96.6	$84.0	$186.4	$165.2

Add (deduct):
Operating expenses	(27.9)	(25.4)	(53.0)	(51.9)
General and administrative expenses	(13.3)	(12.5)	(25.8)	(25.9)
Gain (loss) on sale of property	0.1	(0.6)	0.1	13.8
Loss on derivatives	(1.5)	(1.6)	(5.0)	(5.3)
Depreciation, amortization, impairments and other	(31.8)	(27.1)	(61.2)	(55.3)
Operating income	$22.2	$16.8	$41.5	$40.6

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)
LIG Segment
Revenues	$243.2	$263.6	$470.4	$530.6
Purchased gas and NGLs	(211.4)	(233.7)	(406.9)	(473.0)
Total gross operating margin	$31.8	$29.9	$63.5	$57.6
NTX Segment
Revenues	$109.1	$106.3	$211.7	$242.3
Purchased gas and NGLs	(64.4)	(65.5)	(127.5)	(163.8)
Total gross operating margin	$44.7	$40.8	$84.2	$78.5
PNGL Segment
Revenues	$189.1	$112.7	$354.0	$227.4
Purchased gas and NGLs	(169.0)	(99.4)	(315.3)	(198.3)
Total gross operating margin	$20.1	$13.3	$38.7	$29.1
Corporate
Revenues	$(45.2)	$(40.5)	$(89.6)	$(89.6)
Purchased gas and NGLs	45.2	40.5	89.6	89.6
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$496.2	$442.1	$946.5	$910.7
Purchased gas and NGLs	(399.6)	(358.1)	(760.1)	(745.5)
Total gross operating margin	$96.6	$84.0	$186.4	$165.2

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	923,000	887,000	931,000	901,000
Processing (MMBtu/d)	236,000	286,000	247,000	285,000
NTX
Gathering and Transportation (MMBtu/d)	1,184,000	1,075,000	1,119,000	1,078,000
Processing (MMBtu/d)	269,000	207,000	243,000	203,000
PNGL
Processing (MMBtu/d)	881,000	854,000	901,000	891,000
NGL Fractionation (Gals/d)	1,145,000	896,000	1,139,000	917,000

Commercial Services (MMBtu/d)	165,000	49,000	193,000	50,000

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Gross Operating Margin. Gross operating margin was $96.6 million for the three months ended June 30, 2011 compared to $84.0 million for the three months ended June 30, 2010, an increase of $12.6 million, or 15.0%. The increase was due to increased throughput on the Partnership’s gathering and transmission systems as well as a favorable processing and NGL environment throughout the quarter. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $1.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The continued strength of the processing environment was the primary driver of this growth. The Plaquemine and Gibson plants combined for a gross operating margin gain of $2.0 million.

•                        The NTX segment had gross operating margin improvement of $3.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. An increase in throughput volume was the primary contributor to a gross operating margin increase of $3.1 million on the gathering and transmission assets in north Texas. This increase was partially offset by losses of $0.8 million on a certain delivery contract. The north Texas processing plants also had a gross operating margin increase of $1.6 million for the comparable periods due to increased supply and a favorable processing environment.

•                        The improved processing and NGL marketing environment contributed to a $6.8 million increase in gross operating margin for the PNGL segment for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The Pelican, Blue Water and Eunice processing plants contributed gross operating margin increases of $2.5 million, $1.8 million and $1.5 million, respectively. Fractionation and marketing activity generated a gross operating margin increase of approximately $1.0 million, primarily due to increased supply to the facilities.

Operating Expenses. Operating expenses were $27.9 million for the three months ended June 30, 2011 compared to $25.4 million for the three months ended June 30, 2010, an increase of $2.5 million, or 9.8%. The increase is primarily due to increase in labor and benefits  related to an increase in employee headcount for activity related to project expansions  and normal fluctuations of repair and maintenance work during the three months ended June 30, 2011 compared to three months ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses were $13.3 million for the three months ended June 30, 2011 compared to $12.5 million for the three months ended June 30, 2010, an increase of $0.8 million, or 6.4%. The increase is primarily due to an increase in labor and benefits, professional fees and services, partially offset by a decrease in stock based compensation.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $1.5 million for the three months ended June 30, 2011 compared to a loss of $1.6 million for the three months ended June 30, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended June 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$0.4	$0.4	$2.7	$2.8
Processing margin hedges	1.3	2.0	(1.2)	1.6
Other	(0.2)	—	0.1	0.1
Net losses related to commodity swaps	$1.5	$2.4	$1.6	$4.5

Depreciation and Amortization. Depreciation and amortization expenses were $31.7 million for the three months ended June 30, 2011 compared to $26.8 million for the three months ended June 30, 2010, an increase of $4.8 million, or 17.9%. The increase includes $2.8 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage from a particular producer purchased with the Partnership’s gathering system in North Texas. In addition, depreciation increased $2.0 million primarily due to an increase of assets placed in service in the Partnership’s North Texas and LIG regions.

Interest Expense. Interest expense was $20.7 million for the three months ended June 30, 2011 compared to $20.0 million for the three months ended June 30, 2010, an increase of $0.7 million, or 3.5%. Net interest expense consists of the following (in millions):

	Three Months Ended
	June 30,
	2011	2010

Senior notes (secured and unsecured)	$16.6	$16.3
Bank credit facility	1.3	1.7
Amortization and write off of debt issue costs	2.5	1.6
Other	0.3	0.4
Total	$20.7	$20.0

Income Taxes.  Income tax benefit was $0.2 million for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010, resulting from net losses during each of these periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss).  The interest of non-controlling partners in the Partnership’s net income was $2.7 million for the three months ended June 30, 2011 compared to a net income of $0.2 million for the three months ended June 30, 2010 due to the changes shown in the following summary (in millions):

	Three Months Ended June 30,
	2011	2010

Net income (loss) for the Partnership	$1.7	$(2.5)
Income allocation to CEI for the general partner incentive distribution	(0.6)	—
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.8	1.2
Income allocation to CEI for its 2% general partner share of Partnership loss	—	0.1
Net income (loss) allocable to limited partners	1.9	(1.2)
Less: CEI’s share of net loss allocable to limited partners	(0.9)	(1.4)
Plus: Non-controlling partners’ share of net income in Denton County Joint Venture	(0.1)	—
Non-controlling partners’ share of Partnership net income (loss)	$2.7	$0.2

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Gross Operating Margin. Gross operating margin was $186.4 million for the six months ended June 30, 2011 compared to $165.2 million for the six months ended June 30, 2010, an increase of $21.2 million, or  12.8%. The increase was due to increased throughput on our gathering and transmission systems as well as a favorable processing and NGL environment throughout the quarter. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $5.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The favorable processing environment led to a $7.5 million increase in the combined gross operating margin for the LIG processing plants for the comparable periods. This increase was offset on the gathering and transmission assets by a decline of approximately $1.6 million in gross operating margin for the period.

•                       The NTX segment had a gross operating margin increase of $5.7  million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. An increase in throughput volume was the primary contributor to a gross operating margin increase of $6.7 million on the gathering and transmission assets in north Texas. This increase was partially offset by losses of $2.9 million on a certain delivery contract.  The north Texas processing plants also had a gross operating margin increase of $1.9 million for the comparable periods due to increased supply and the favorable processing environment.

•                        The improved processing and NGL marketing environment contributed to a $9.6 million increase in gross operating margin for the PNGL segment for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The Pelican, Blue water and Eunice processing plants contributed gross operating margin increases of $2.9 million, $2.8 million and $0.9 million, respectively. Fractionation and marketing activity generated a gross operating margin increase of approximately $2.9 million, primarily due to increased supply to the facilities.

Operating Expenses. Operating expenses were $53.0 million for the six months ended June 30, 2011 compared to $51.9 million for the six months ended June 30, 2010, an increase of $1.1 million, or 2.1%. The increase is primarily a result of labor and benefits increases of $1.6 million related to an increase in employee headcount for activity related to project expansions  partially offset by a decrease in fees and services of $0.3 million primarily due to reduced contractor services cost.

Gain on sale of Property. Gain on sale of property was $13.8 million for the six months ended June 30, 2010 and was related to the sale of our east Texas assets in January 2010.

Loss on Derivatives. Loss on derivatives of $5.0 million for the six months ended June 30, 2011 compared to a loss of $5.3 million for the six months ended June 30, 2010. The derivative transaction types contributing to the net loss are as follows (in millions):

	Six Months Ended June 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$1.0	$1.1	$4.8	$2.3
Processing margin hedges	4.0	3.2	0.6	3.5
Other	—	(0.2)	(0.1)	0.1
Net losses related to commodity swaps	$5.0	$4.1	$5.3	$5.9

Impairments.  There was no impairment expense for the six months ended June 30, 2011 and $1.3 million for the six months ended June 30, 2010. The impairment in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale.

Depreciation and Amortization. Depreciation and amortization expenses were $61.3 million for the six months ended June 30, 2011 compared to $54.0 million for the six months ended June 30, 2010, an increase of $7.3 million, or 13.5%. The increase includes $4.8 million due to intangible amortization  related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage from a particular producer purchased with the Partnership’s gathering system in North Texas.  In addition, depreciation increased $2.5 million primarily due to an increase of assets placed in service in the Partnership’s North Texas and LIG regions.

Interest Expense. Interest expense was $40.4 million for the six months ended June 30, 2011 compared to $46.9 million for the six months ended June 30, 2010. Net interest expense consists of the following (in millions):

	Six Months Ended
	June 30,
	2011	2010

Senior notes (secured and unsecured)	$33.1	$29.1
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	2.5	7.4
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization and write off of debt issue costs	4.1	3.7
Other	0.7	1.2
Total	$40.4	$46.9

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2010 was $14.7 million. In February 2010, the Partnership repaid its prior credit facility and senior secured notes which resulted in make-whole interest payments on its senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

Income Taxes.  Income tax benefit was $0.9 million for the six months ended June 30, 2011 compared to a tax benefit of $3.8 million for the six months ended June 30, 2010 resulting from the current period loss.

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss). The interest of non-controlling partners in the Partnership’s net income was $4.4 million for the six months ended June 30, 2011 compared to a loss of $9.4 million for the six months ended June 30, 2010 due to the changes shown in the following summary (in millions):

	Six Months Ended
	June 30,
	2011	2010

Net income (loss) for the Partnership	$1.8	$(19.8)
Income allocation to CEI for the general partner incentive distribution	(1.0)	—
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1.7	2.3
Income (loss) allocation to CEI for its 2% general partner share of Partnership income (loss)	(0.1)	0.5
Net income (loss) allocable to limited partners	2.4	(17.0)
Less: CEI’s share of net loss allocable to limited partners	(2.1)	(7.6)
Plus: Non-controlling partners’ share of net income in Denton County Joint Venture	(0.1)	—
Non-controlling partners’ share of Partnership net income (loss)	$4.4	$(9.4)

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $63.8 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $16.0 million for six months ended June 30, 2010. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010

Income (loss) before non-cash income and expenses	$71.2	$(1.2)
Changes in working capital	$(7.4)	$17.2

The primary reason for the increase in cash flow from income before non-cash income and expenses of $72.4 million from 2010 to 2011 relates to payments in 2010 for settlements of interest rate swaps, make-whole payments, and PIK notes associated with the extinguishment of debt combined with an increase in gross margin and a decrease in interest expense in the first half of 2011 as compared to the first half of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $84.5 million for the six months ended June 30, 2011 and net cash provided by investing activities was $41.7 million for the six months ended June 30, 2010. Cash flows from investing activities for the six months ended June 30, 2010 includes, among other things, proceeds from property sales of $59.5 million related to the sale of east Texas assets and non-operational processing plant held in inventory. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, and an investment in HEP as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Growth capital expenditures	$44.4	$14.3
Maintenance capital expenditures	5.2	4.3
Investment in Howard Energy Partners	35.0	—
Total	$84.6	$18.6

Cash Flows from Financing Activities. Net cash provided by financing activities was $4.9 million for the six months ended June 30, 2011 and net cash used in financing activities was $62.6 million for the six months ended June 30, 2010. The Partnership’s financings have primarily consisted of  borrowings and repayments under the bank credit facility, repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings, series B secured note repayments, and debt refinancing costs. The Partnership’s primary financing activities consist of the following (in millions):

	Six Months Ended
	June 30,
	2011	2010
Net borrowings (repayments) under bank credit facility	$52.0	$(529.6)
Senior secured note repayments	—	(316.5)
Senior unsecured note borrowings (net of discount on the note)	—	710.6
Series B senior secured note repayment	(7.1)	(11.0)
Net repayments under capital lease obligations	(1.5)	(1.1)
Debt refinancing costs	(3.8)	(28.5)

Dividends to shareholders and distributions to non-controlling partners in the Partnership represents one of our primary uses of cash in financing activities. No dividends to our stockholders or cash distributions to the Partnership’s common unitholders or general partner were paid during the six months ended June 30, 2010.  Total cash dividends and distributions made during the six months ended June 30, 2011 and 2010 were as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Dividend to shareholders	$8.2	$—
Non-controlling partner distributions	27.3	3.3
Total	$35.5	$3.3

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of June 30, 2011, the Partnership had approximately $361.7 million of available borrowing capacity under this facility. Changes in drafts payable for the six months ended June 30, 2011 and 2010 were as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Increase (decrease) in drafts payable	$3.2	$(1.6)

Working Capital Deficit.  We had a working capital deficit of $18.3 million as of June 30, 2011.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  In addition, although the Partnership strives to minimize its natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2011.

Capital Requirements. During the six months ended June 30, 2011, growth capital investments and investments in HEP were $44.4 million and $35.0 million, respectively, which were funded by internally generated cash flow and from borrowings under the Partnership’s credit facility. Our current capital spending projection for 2011 is approximately $131.0 million related to identified growth projects including $44.4 million incurred during the first half of 2011 and $35.0 million related to investments in HEP.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2011, is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$725.0	$—	$—	$—	$—	$—	$725.0
Bank credit facility	52.0	—	—	—	—	—	52.0
Interest payable on fixed long-term debt obligations	449.4	32.2	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	37.3	2.3	4.6	4.6	4.6	4.6	16.6
Operating lease obligations	36.8	4.6	11.0	7.1	5.2	3.8	5.1
Purchase obligations	2.2	2.2	—	—	—	—	—
Uncertain tax position obligations	3.6	3.6	—	—	—	—	—
Total contractual obligations	$1,306.3	$44.9	$79.9	$76.0	$74.1	$72.7	$958.7

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

Indebtedness

As of June 30, 2011 and December 31, 2010, long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2011 and December 31, 2010 was 2.68% and 4.0%, respectively	$52.0	$—
Senior unsecured notes (due 2018), net of discount of $12.5 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712.5	711.5
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7.1
	764.5	718.6
Less current portion	—	(7.1)
Debt classified as long-term	$764.5	$711.5

Credit Facility. On May 2, 2011 and July 11, 2011, the Partnership amended its bank credit facility. The May 2011 amendment increased the Partnership’s borrowing capacity from $420.0 million to $485.0 million, reduced its interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted a first priority lien on certain assets that are associated with a joint interest arrangement between Apache and Permian and increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

As of June 30, 2011, the Partnership’s bank credit facility had a borrowing capacity of $485.0 million and there were $71.3 million in letters of credit issued and outstanding under the bank credit facility and $52.0 million of borrowings outstanding, leaving approximately $361.7 million available for future borrowing. The bank credit facility is guaranteed by substantially all of the Partnership’s subsidiaries. The bank credit facility matures in May 2016.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the six months ended June 30, 2011, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At June 30, 2011, the Partnership had $52.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.5 million for the year.

At June 30, 2011, the Partnership had total fixed rate debt obligations of $712.5 million, consisting of its senior unsecured notes with an interest rate of 8.875%.  The fair value of this fixed rate obligation was approximately $827.8 million as of June 30, 2011. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $28.1 million.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gathering and transportation margin	56.4%	63.0%	56.4%	61.5%

Gas processing margins:
Processing margin	18.9%	14.2%	18.5%	13.8%
Percent of liquids	12.8%	7.9%	12.2%	11.1%
Fee based	11.9%	14.9%	12.9%	13.6%
Total gas processing	43.6%	37.0%	43.6%	38.5%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership has hedges in place at June 30, 2011 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional	The Partnership	The Partnership	Fair Value
Period	Underlying	Volume	Pays	Receives*	Asset/(Liability)
					(In thousands)
July 2011 — December 2011	Ethane	31 (MBbls)	Index	$0.4587 /gal	$(334)
July 2011 — December 2011	Propane	19 (MBbls)	Index	$1.2191 /gal	(237)
July 2011 — December 2011	Normal Butane	12 (MBbls)	Index	$1.5739 /gal	(112)
July 2011 — December 2011	Natural Gasoline	12 (MBbls)	Index	$1.8313 /gal	(263)
					$(946)

*weighted average

		Notional	The Partnership	The Partnership	Fair Value
Period	Underlying	Volume	Pays	Receives*	Asset/(Liability)
					(In thousands)
January 2012 — December 2012	Ethane	25 (MBbls)	Index	$0.4975 /gal	$(130)
January 2012 — December 2012	Propane	71 (MBbls)	Index	$1.2974 /gal	(232)
January 2012 — December 2012	Normal Butane	38 (MBbls)	Index	$1.6823 /gal	(42)
January 2012 — December 2012	Natural Gasoline	29 (MBbls)	Index	$2.2622 /gal	(79)
					$(483)

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on  POL contracts. The Partnership hedges  POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 47.3% of its hedgeable volumes at risk through December 2011 (20.7% of total volumes at risk through December 2011) via the use of swaps for its exposure related to Propane, Normal Butane and Natural Gasoline. The Partnership has hedged its Ethane exposure through December 2011 with a combination of swaps and puts that cover 91.9% of the Partnership’s total Ethane volumes at risk. Of this amount, 74.6% is covered by the puts. The Partnership has puts in place covering 132 MBbls of Ethane for the final two quarters of 2011 at an average price of $.4416/gallon. The net fair value asset of the puts as of June 30, 2011 was less than $0.1 million.  The Partnership has also hedged 38.1% of its hedgeable volumes at risk for 2012 (20.7% of total volumes at risk for 2012).

The Partnership also has hedges in place at June 30, 2011 covering the fractionation spread risk related to its processing margin contracts as set forth in the following table:

		Notional		The Partnership	Fair Value
Period	Underlying	Volume	The Partnership Pays	Receives	Asset/(Liability)
					(In thousands)
July 2011—December 2011	Ethane	52 (MBbls)	Index	$0.4762 /gal*	$(560)
July 2011—December 2011	Propane	45 (MBbls)	Index	$1.1734 /gal*	(629)
July 2011—December 2011	Iso Butane	3 (MBbls)	Index	$1.5328 /gal*	(39)
July 2011—December 2011	Normal Butane	25 (MBbls)	Index	$1.5643 /gal*	(233)
July 2011—December 2011	Natural Gasoline	24 (MBbls)	Index	$2.0403 /gal*	(329)
July 2011—December 2011	Natural Gas	3,681 (MMBtu/d)	$4.6077 /MMBtu*	Index	(91)
					$(1,881)

*weighted average

		Notional		The Partnership	Fair Value
Period	Underlying	Volume	The Partnership Pays	Receives	Asset/(Liability)
					(In thousands)
January 2012—December 2012	Ethane	28 (MBbls)	Index	$0.4980 /gal*	$(142)
January 2012—December 2012	Propane	87 (MBbls)	Index	$1.3047 /gal*	(288)
January 2012—December 2012	Normal Butane	50 (MBbls)	Index	$1.7523 /gal*	80
January 2012—December 2012	Natural Gasoline	42 (MBbls)	Index	$2.3361 /gal*	6
January 2012—December 2012	Natural Gas	2,616 (MMBtu/d)	$4.9050 /MMBtu*	Index	(104)
					$(448)

*      weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 46.2% of its hedgeable liquids volumes at risk through December 31, 2011 (18.5% of total liquids volumes at risk) and 50.2% of the related hedgeable PTR volumes through December 31, 2011 (18.0% of total PTR volumes). The Partnership has also hedged 32.2% of its hedgeable liquids volumes at risk for 2012 (14.2% of total liquids volumes at risk) and 38.6% of the related hedgeable PTR volumes for 2012 (15.5% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 6.5% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of June 30, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $3.6 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $3.9 million in the net fair value liability of these contracts as of June 30, 2011 to a net fair value liability of approximately $7.5 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended June 30, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.6	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy,

Number			Description
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

Supplemental Indenture, dated as of July 11, 2011, to the indenturegoverning the Issuers’ 8.875% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011)

10.1		—

First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated May 2, 2011, filed with the Commission on May 3, 2011).

10.2		—

Second Amendment to Amended and Restated Credit Agreement dated as of July 11, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011).

10.3		—	Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 1, 2011, filed with the Commission on July 1, 2011).
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*                      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

By:	/s/ WILLIAM W. DAVIS
William W. Davis
Executive Vice President and Chief Financial Officer

August 5, 2011