Form 10-Q/A
period 2011-06-30
CROSSTEX ENERGY INC
filed 2011-08-17
CIK 1209821

UNITED STATES

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of July 22, 2011, the Registrant had 47,181,084 common units outstanding.

Explanatory Note

The purpose of the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) the Notes to Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.3		—	Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 1, 2011, filed with the Commission on July 1, 2011).

31.1*		—	Certification of the Principal Executive Officer.

31.2*		—	Certification of the Principal Financial Officer.

32.1*		—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

101	**	—

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (v) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

*                      These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011.

**               Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

August 17, 2011