Form 10-Q
period 2011-09-30
CROSSTEX ENERGY INC
filed 2011-11-04
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

As of October 21, 2011, the Registrant had 47,187,511 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,050	$22,780
Accounts receivable:
Trade, net of allowance for bad debt of $1,343 and $163, respectively	24,287	16,351
Accrued revenue and other	155,553	193,647
Fair value of derivative assets	4,160	5,523
Natural gas and natural gas liquids, prepaid expenses and other	11,925	9,780
Total current assets	206,975	248,081
Property and equipment, net of accumulated depreciation of $387,632 and $329,741, respectively	1,218,821	1,216,166
Fair value of derivative assets	288	1,169
Intangible assets, net of accumulated amortization of $186,402 and $151,735, respectively	464,308	498,975
Investment in limited liability company	35,000	—
Other assets, net	25,377	26,712
Total assets	$1,950,769	$1,991,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$17,094	$18,027
Accrued gas purchases	126,171	160,910
Fair value of derivative liabilities	6,453	7,980
Current portion of long-term debt	—	7,058
Other current liabilities	53,191	66,887
Total current liabilities	202,909	260,862
Long-term debt	787,934	711,512
Other long-term liabilities	24,672	26,879
Deferred tax liability	86,440	89,216
Fair value of derivative liabilities	166	1,156
Commitments and contingencies	—	—
Stockholders’ equity	848,648	901,478

Total liabilities and stockholders’ equity	$1,950,769	$1,991,103

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$517,498	$454,735	$1,533,003	$1,365,441
Operating costs and expenses:
Purchased gas and NGLs	426,539	371,072	1,255,650	1,116,573
Operating expenses	28,126	26,476	81,083	78,365
General and administrative	14,331	11,964	40,084	37,900
(Gain) loss on sale of property	397	(588)	317	(14,367)
Loss on derivatives	563	1,582	5,520	6,872
Impairments	—	—	—	1,311
Depreciation and amortization	31,930	28,203	93,257	82,153
Total operating costs and expenses	501,886	438,709	1,475,911	1,308,807
Operating income	15,612	16,026	57,092	56,634
Other income (expense):
Interest expense, net of interest income	(19,506)	(20,334)	(59,946)	(67,184)
Loss on extinguishment of debt	—	—	—	(14,713)
Other income	786	109	656	314
Total other expense	(18,720)	(20,225)	(59,290)	(81,583)
Loss before non-controlling interest and income taxes	(3,108)	(4,199)	(2,198)	(24,949)
Income tax benefit	1,156	1,536	2,054	5,325
Net loss	(1,952)	(2,663)	(144)	(19,624)
Less: Net income (loss) attributable to the non-controlling interest	(364)	(683)	4,054	(10,061)
Net loss attributable to Crosstex Energy, Inc.	$(1,588)	$(1,980)	$(4,198)	$(9,563)
Net loss per common share:
Basic common share	$(0.04)	$(0.04)	$(0.09)	$(0.20)
Diluted common share	$(0.04)	$(0.04)	$(0.09)	$(0.20)
Weighted average shares outstanding:
Basic	47,191	46,887	47,136	46,677
Diluted	47,191	46,887	47,136	46,677

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Net loss	$(1,952)	$(2,663)	(144)	(19,624)
Change in Non-controlling interest’s portion of accumulated other comprehensive income due to the issuance of units by Partnership, net of taxes of $68	—	—	—	115
Hedging (gains) losses reclassified to earnings, net of taxes of $42, $(8), $150 and $164, respectively	380	(74)	1,360	1,473
Adjustment in fair value of derivatives, net of taxes of $33, $(59), $(119), $43, respectively	301	(543)	(1,083)	377
Comprehensive income (loss)	(1,271)	(3,280)	133	(17,659)
Less: Comprehensive income (loss) attributable to the non-controlling interest	191	(1,186)	4,278	(8,561)
Comprehensive loss attributable to Crosstex Energy, Inc.	$(1,462)	$(2,094)	$(4,145)	$(9,098)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2011

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earnings	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2010	46,894	$468	$242,390	$(58,298)	$(145)	$717,063	$901,478
Adjustment to additional paid in capital	—	—	(522)	—	—	—	(522)
Stock-based compensation	—	—	2,517	—	—	3,171	5,688
Common dividends	—	—	—	(13,025)	—	—	(13,025)
Net income (loss)	—	—	—	(4,198)	—	4,054	(144)
Conversion of restricted stock for common, net of shares withheld for taxes	299	3	(1,069)	—	—	—	(1,066)
Hedging gains or losses reclassified to earnings	—	—	—	—	254	1,106	1,360
Adjustment in fair value of derivatives	—	—	—	—	(202)	(881)	(1,083)
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(1,285)	(1,285)
Distribution to non-controlling interest	—	—	—	—	—	(42,753)	(42,753)
Balance, September 30, 2011	47,193	$471	$243,316	$(75,521)	$(93)	$680,475	$848,648

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(144)	$(19,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,257	82,153
(Gain) loss on sale of property	317	(14,367)
Impairments	—	1,311
Deferred tax benefit	(3,703)	(6,509)
Non-cash stock-based compensation	5,688	7,313
Derivatives mark to market interest rate settlement	—	(24,160)
Non-cash portion of derivatives loss	165	892
Non-cash portion of loss on debt extinguishment	—	5,396
Payment of interest paid-in-kind debt	—	(11,558)
Amortization of debt issue costs	5,278	5,213
Amortization of discount on notes	1,423	1,212
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	30,156	37,500
Natural gas and natural gas liquids, prepaid expenses and other	(3,468)	457
Accounts payable, accrued gas purchases and other accrued liabilities	(46,815)	(20,869)
Net cash provided by operating activities	82,154	44,360
Cash flows from investing activities:
Additions to property and equipment	(62,829)	(29,762)
Insurance recoveries on property and equipment	—	2,599
Proceeds from sale of property	425	60,053
Investment in limited liability company	(35,000)	—
Net cash provided by (used in) investing activities	(97,404)	32,890
Cash flows from financing activities:
Proceeds from borrowings	390,250	990,912
Payments on borrowings	(322,308)	(1,138,205)
Payments on capital lease obligations	(2,254)	(1,671)
Decrease in drafts payable	(103)	(5,214)
Debt refinancing costs	(3,936)	(28,520)
Conversion of restricted stock, net of shares withheld for taxes	(1,066)	(693)
Distributions to non-controlling partners in the Partnership	(42,753)	(6,511)
Common dividend paid	(13,025)	—
Conversion of restricted units, net of units withheld for taxes	(1,798)	(2,637)
Proceeds from exercise of Partnership unit options	513	571
Proceeds from issuance of Partnership units	—	120,786
Net cash provided by (used in) financing activities	3,520	(71,182)
Net decrease in cash and cash equivalents	(11,730)	6,068
Cash and cash equivalents, beginning of period	22,780	10,703
Cash and cash equivalents, end of period	$11,050	$16,771
Cash paid for interest	$70,074	$63,769
Cash paid for income taxes	$905	$1,500

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition to the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP operates and manages midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.  This investment in HEP is accounted for under the equity method of accounting and is reflected on the balance sheet as “Investment in limited liability company.”  Per the terms of the agreement, the Partnership will not recognize any income from this investment until HEP’s income exceeds approximately $9.9 million on an inception to date basis due to preferred interests owned by HEP management.  If HEP has losses on an inception to date basis, the Partnership will recognize 39.3% of the losses.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(2) Long-Term Debt

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2011 and December 31, 2010 was 2.73% and 4.0%, respectively	$75,000	$—
Senior unsecured notes (due 2018), net of discount of $12.1 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712,934	711,512
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7,058
	787,934	718,570
Less current portion	—	(7,058)
Debt classified as long-term	$787,934	$711,512

Credit Facility. As of September 30, 2011, there was $69.9 million in outstanding letters of credit and $75.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $340.1 million available for future borrowing based on the borrowing capacity of $485.0 million.

In May 2011, the Partnership amended its bank credit facility. The borrowing capacity under the credit facility was increased from $420.0 million to $485.0 million and the maturity was extended from February 2014 to May 2016. Additionally, the amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted leverage ratios during certain fiscal quarters, (ii) decreased the minimum consolidated interest rate coverage ratio during certain fiscal quarters and (iii) decreased the interest rate the Partnership pays on the obligations under the credit facility. Also under the amended credit facility, the Partnership increased the accordion from $100.0 million to $150.0 million, which permits the Partnership to increase its borrowing capacity if any bank in the credit facility or a new bank is willing to undertake such commitment.

In July 2011, the Partnership amended its bank credit facility again. The amendment to the Partnership’s credit facility, among other things, (i) permitted Apache Midstream LLC (“Apache”) to have a first priority lien on certain assets that are the subject of a joint interest arrangement between Apache and Crosstex Permian, LLC (“Permian”) (including a new-build natural gas processing facility and related assets in the Permian Basin in West Texas) to secure obligations that Permian would owe to Apache should Permian fail to fund its obligations pursuant to the joint interest arrangement and (ii) increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.  The maximum permitted leverage ratio is 4.75 to 1.00.  The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.75 to 1.00.  The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

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

Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. The Partnership paid $11.0 million of principal on the series B secured note in May 2010 and paid the remaining $7.1 million in May 2011.

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of September 30, 2011 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(9,499)
Net assets under capital leases	$27,700

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of September 30, 2011 (in thousands):

2011	$1,146
2012 through 2015 ($4,582 annually)	18,328
Thereafter	16,680
Less: Interest	(7,034)
Net minimum lease payments under capital lease	29,120
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$24,672

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

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $0.6 million and $1.6 million were earned by the Company for the three and nine months ended September 30, 2011, respectively.  No incentive distributions were earned by the general partner for the three and nine months ended September 30, 2010.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The Partnership’s first and second quarter 2011 distributions on its common and preferred units of $0.29 and $0.31 per unit were paid on May 13, 2011 and August 12, 2011, respectively.  The Partnership’s third quarter 2011 distribution on its common and preferred units of $0.31 per unit is to be paid on November 11, 2011.

(5) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 and 2010.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three and nine months ended September 30, 2011 and September 30, 2010 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to Crosstex Energy, Inc.	$(1,588)	$(1,980)	$(4,198)	(9,563)
Distributed earnings allocated to:
Common shares	$4,719	$—	$12,720	$—
Unvested restricted shares	115	—	305	—
Total distributed earnings	$4,834	$—	$13,025	$—
Undistributed loss allocated to:
Common shares	$(6,275)	$(1,938)	$(16,821)	$(9,313)
Unvested restricted shares	(147)	(42)	(402)	(250)
Total undistributed loss	$(6,422)	$(1,980)	$(17,223)	$(9,563)
Net loss allocated to:
Common shares	$(1,556)	$(1,938)	$(4,101)	$(9,313)
Unvested restricted shares	(32)	(42)	(97)	(250)
Total net loss	$(1,588)	$(1,980)	$(4,198)	$(9,563)
Basic and diluted net loss per share:
Basic common share	$(0.04)	$(0.04)	$(0.09)	$(0.20)
Diluted common share	(0.04)	(0.04)	(0.09)	(0.20)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,191	46,887	47,136	46,677

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of share-based compensation charged to general and administrative expense	$1,367	$1,715	$4,753	$6,218
Cost of share-based compensation charged to operating expense	205	231	935	1,095
Total amount charged to income	$1,572	$1,946	$5,688	$7,313
Interest of non-controlling partners in share-based compensation	$638	$798	$2,310	$2,935
Amount of related income tax benefit recognized in income	$347	$393	$1,252	$1,591

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended September 30, 2011
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	384,910	15.39
Vested*	(410,418)	14.48
Forfeited	(61,851)	12.24
Non-vested, end of period	960,015	$10.42
Aggregate intrinsic value, end of period (in thousands)	$15,571

* Vested units include 116,458 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2011 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at September 30, 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2011 and 2010 are provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, L.P. Restricted Units:	2011	2010	2011	2010
Aggregate intrinsic value of units vested	$329	$3,735	$6,438	$10,835
Fair value of units vested	$389	$2,643	$5,945	$5,497

As of September 30, 2011, there was $6.5 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(c) Partnership Unit Options

A summary of the unit option activity for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended September 30, 2011
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	611,311	$6.77
Exercised	(111,729)	4.61
Forfeited	(27,031)	13.92
Expired	—	—
Outstanding, end of period	472,551	$6.90
Options exercisable at end of period	333,557
Weighted average contractual term (years) end of period:
Options outstanding	7.5
Options exercisable	7.2
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,887
Options exercisable	$3,466

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and nine months ended September 30, 2011 and September 30, 2010 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Unit Options:	2011	2010	2011	2010
Intrinsic value of unit options exercised	$348	$727	$1,333	$1,016
Fair value of unit options vested	$1	$469	$562	$762

As of September 30, 2011, there was $0.3 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.3 years.

(d)    Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended
	September 30, 2011
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	Shares	Fair Value
Non-vested, beginning of period	1,108,998	$8.64
Granted	616,284	9.44
Vested*	(412,185)	13.64
Forfeited	(79,994)	8.28
Non-vested, end of period	1,233,103	$7.39
Aggregate intrinsic value, end of period (in thousands)	$16,622

* Vested shares include 113,021 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2011 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at September 30, 2011.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and nine months ended September 30, 2011 and September 30, 2010 are provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, Inc. Restricted Shares:	2011	2010	2011	2010
Aggregate intrinsic value of shares vested	$226	$2,330	$3,915	$3,143
Fair value of shares vested	$342	$2,972	$5,623	$4,309

As of September 30, 2011 there was $6.0 million of unrecognized compensation cost related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 2.1 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of September 30, 2011:

	Nine Months Ended September 30, 2011
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	3.2

(7) Derivatives

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” “liquids swaps” and “put options.”  Swing swaps are generally short-term in nature (one month) and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of products that the Partnership has stored to serve various operational requirements (gas) or has in inventory due to short term constraints in moving the product to market (liquids). Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Liquids financial swaps are used to hedge price risk on percent of liquids (POL) contracts. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting	$(619)	$1,473	$111	$958
Realized losses on derivatives	1,227	109	5,355	5,975
Ineffective portion of derivatives qualifying for hedge accounting	(45)	—	(127)	(61)
Net losses related to commodity swaps	$563	$1,582	$5,339	$6,872
Put option premium mark to market	—	—	181	—
Losses on derivatives	$563	$1,582	$5,520	$6,872

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Fair value of derivative assets — current, designated	$230	$1
Fair value of derivative assets — current, non-designated	3,930	5,522
Fair value of derivative assets — long term, designated	101	—
Fair value of derivative assets — long term, non-designated	187	1,169
Fair value of derivative liabilities — current, designated	(945)	(1,066)
Fair value of derivative liabilities — current, non-designated	(5,508)	(6,914)
Fair value of derivative liabilities — long term, designated	(15)	—
Fair value of derivative liabilities — long term, non-designated	(151)	(1,156)
Net fair value of derivatives	$(2,171)	$(2,444)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of September 30, 2011 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	September 30, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(8,668)	$(629)
Total swaps designated as cash flow hedges		$(629)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(1,519)	$(11)
Physical offsets to swing swap transactions (long contracts)	1,519	—

Basis swaps (long contracts)	9,615	2,669
Physical offsets to basis swap transactions (short contracts)	(155)	465
Basis swaps (short contracts)	(9,305)	(2,626)
Physical offsets to basis swap transactions (long contracts)	155	(558)

Processing margin hedges — liquids (short contracts)	(12,523)	(438)
Processing margin hedges — gas (long contracts)	1,576	(1,175)
Processing margin hedges — gas (short contracts)	(86)	59

Liquids swaps - non-designated (short contracts)	(730)	(12)

Storage swap transactions — gas (short contracts)	(70)	73

Liquid put options (purchased)	3,122	12
Total mark to market derivatives		$(1,542)

*                 All are gas contracts, volume in MMBtu’s, except for liquids swaps (designated or non-designated), processing margin hedges - liquids, storage swaps — liquids inventory and liquid put options (volume in gallons).

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of September 30, 2011 of $4.9 million would be reduced to $1.9 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Increase (Decrease) in Midstream Revenue	2011	2010	2011	2010
Liquids realized loss included in Midstream revenue	$(527)	$(13)	$(2,235)	$(1,123)

Natural Gas

As of September 30, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of September 30, 2011, an unrealized derivative fair value net loss of $0.6 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss, all of which is expected to be reclassified into earnings through September 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps, liquids swaps and put options purchased are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the condensed consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2011	$(1,578)	$36	$—	$(1,542)

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2011	December 31, 2010
	Level 2	Level 2
Commodity Swaps*	$(2,171)	$(2,444)
Total	$(2,171)	$(2,444)

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$787,934	$818,125	$718,570	$768,308
Obligations under capital lease	$29,120	$25,971	$31,327	$28,807

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $75.0 million in borrowings under its revolving credit facility included in long-term debt as of September 30, 2011 and no borrowings at December 31, 2010.  As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of September 30, 2011 and December 31, 2010, the Partnership also had borrowings totaling $712.9 million and $711.5 million, net of discount, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million as of December 31, 2010 with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of September 30,

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

2011 and December 31, 2010 was based on third party market quotations. The fair value of the series B secured note as of December 31, 2010 was adjusted to reflect current market interest rates for such borrowings on that date.

(9) Income Tax

The Company has recorded a deferred tax asset in the amount of $20.5 million relating to the difference between its book and tax basis of its investment in the Partnership as of September 30, 2011 and December 31, 2010.  Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset.  The income tax provision for the nine months ended September 30, 2011 reflects a tax benefit of $2.1 million for the current period loss. Unrecognized tax benefits increased $0.3 million during the nine months ended September 30, 2011, and the increase, if recognized, would affect the effective tax rate.

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

In June 2011, the Partnership notified the Texas Commission of Environmental Quality that it would conduct an internal audit of its North Texas operations under the Texas Environmental, Health & Safety Audit Privilege Act (Audit Act).  Under the Audit Act, the Partnership will be able to conduct an audit of its facilities and make disclosures pursuant to Section 10(g) of the Audit Act, which provides immunity from penalties for violations voluntarily disclosed as a result of the compliance audit.  Pursuant to Section 4(e), the audits will be completed no later than six (6) months after the date of their commencement. The Partnership is targeting December 2011 for completion of the audit.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

(11) Segment Information

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL). Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations is shown in the corporate segment.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments and the Company’s general and administrative expenses, including the Partnership’s general and administrative expenses. Corporate assets consist primarily of property and equipment, including software, for general corporate support, working capital, debt financing costs, and the investment in HEP.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Summarized financial information concerning the Partnership’s reportable segments as consolidated into the Company’s condensed financial statements is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended September 30, 2011:
Sales to external customers	$200,161	$83,684	$233,653	$—	$517,498
Sales to affiliates	22,059	26,755	82	(48,896)	—
Purchased gas and NGLs	(189,393)	(67,041)	(219,001)	48,896	(426,539)
Operating expenses	(8,944)	(11,957)	(7,225)	—	(28,126)
Segment profit	$23,883	$31,441	$7,509	$—	$62,833
Gain (loss) on derivatives	$(509)	$(225)	$171	$—	$(563)
Depreciation, amortization and impairments	$(3,216)	$(19,861)	$(7,859)	$(994)	$(31,930)
Capital expenditures	$58	$8,205	$3,362	$660	$12,285
Identifiable assets	$304,906	$1,092,754	$475,580	$77,529	$1,950,769
Three Months Ended September 30, 2010:
Sales to external customers	$232,220	$85,510	$137,005	$—	$454,735
Sales to affiliates	18,228	20,516	—	(38,744)	—
Purchased gas and NGLs	(221,624)	(66,207)	(121,985)	38,744	(371,072)
Operating expenses	(7,877)	(11,525)	(7,074)	—	(26,476)
Segment profit	$20,947	$28,294	$7,946	$—	$57,187
Gain (loss) on derivatives	$(1,561)	$(70)	$49	$—	$(1,582)
Depreciation, amortization and impairments	$(3,132)	$(15,896)	$(8,058)	$(1,117)	$(28,203)
Capital expenditures	$3,006	$14,635	$1,389	$810	$19,840
Identifiable assets	$328,499	$1,111,274	$473,668	$56,984	$1,970,425
Nine Months Ended September 30, 2011:
Sales to external customers	$624,558	$252,462	$655,983	$—	$1,533,003
Sales to affiliates	68,110	69,635	773	(138,518)	—
Purchased gas and NGLs	(596,313)	(194,560)	(603,295)	138,518	(1,255,650)
Operating expenses	(25,912)	(35,417)	(19,754)	—	(81,083)
Segment profit	$70,443	$92,120	$33,707	$—	$196,270
Gain (loss) on derivatives	$(4,463)	$(1,319)	$262	$—	$(5,520)
Depreciation, amortization and impairments	$(10,423)	$(56,325)	$(23,400)	$(3,109)	$(93,257)
Capital expenditures	$2,738	$43,216	$12,998	$1,862	$60,814
Identifiable assets	$304,906	$1,092,754	$475,580	$77,529	$1,950,769
Nine Months Ended September 30, 2010:
Sales to external customers	$677,750	$236,517	$451,174	$—	$1,365,441
Sales to affiliates	62,201	66,106	6	(128,313)	—
Purchased gas and NGLs	(653,515)	(184,370)	(407,001)	128,313	(1,116,573)
Operating expenses	(24,140)	(34,793)	(19,432)	—	(78,365)
Segment profit	$62,296	$83,460	$24,747	$—	$170,503
Gain (loss) on derivatives	$(2,465)	$(4,577)	$170	$—	$(6,872)
Depreciation, amortization and impairments	$(9,242)	$(47,000)	$(23,886)	$(3,336)	$(83,464)
Capital expenditures	$8,908	$20,015	$2,309	$1,491	$32,723
Identifiable assets	$328,499	$1,111,274	$473,668	$56,984	$1,970,425

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment profits	$62,833	$57,187	$196,270	$170,503
General and administrative expenses	(14,331)	(11,964)	(40,084)	(37,900)
Loss on derivatives	(563)	(1,582)	(5,520)	(6,872)
Gain (loss) on sale of property	(397)	588	(317)	14,367
Depreciation, amortization and impairments	(31,930)	(28,203)	(93,257)	(83,464)
Operating income	$15,612	$16,026	$57,092	$56,634

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(12) Immaterial Correction of Prior Period Financial Statements

During the three months ended September 30, 2011, the Company determined certain immaterial corrections were required for previously-issued financial statements as discussed below. The corrections did not impact the Company’s operating income and were not considered material to the Company’s revenues and costs for the applicable periods.

The Company determined that revenues and purchased gas costs related to a new gas purchase arrangement were improperly classified as energy trading activities resulting in the netting of revenue and purchased gas which should have been shown on a gross basis in its previously-issued financial statements for the three months ended March 31, 2011 and June 30, 2011.  As a result both revenues and purchased gas were understated by $39.5 million and $29.6 million for the three months ended March 31, 2011 and June 30, 2011. The following table reflects the revenues, purchased gas costs and total operating costs and expenses as previously reported and as corrected for the three months ended March 31, 2011 and June 30, 2011 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	June 30, 2011
As previously reported:
Total revenues	$450,315	$496,147
Purchased gas and NGLs	360,478	399,589
Total operating costs and expenses	431,077	473,904
Operating income	19,238	22,243

As corrected:
Total revenues	$489,770	$525,735
Purchased gas and NGLs	399,933	429,177
Total operating costs and expenses	470,532	503,492
Operating income	19,238	22,243

(13) Subsequent Event

Subsequent to the quarter ended September 30, 2011 and prior to the issuance of the unaudited condensed consolidated financial statements, the Company evaluated and found no events material to the financial statement presentation during this period.

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

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of NGLs, which it manages in regional reporting segments of midstream activity.  The Partnership’s geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (the pipelines and processing plants located in Louisiana, or LIG system and the south Louisiana processing and NGL assets, or PNGL).  The Partnership’s recently announced expansion project with Apache Corporation also gives the Partnership a presence in the Permian Basin in west Texas, and the Partnership’s recent investment in HEP gives the Partnership access to activity in the Eagle Ford Shale in south Texas as described in more detail in the Recent Developments section below.  The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.  Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

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

The Partnership has recorded a loss of approximately $9.5 million during the nine months ended September 30, 2011 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $3.5 million on the Delivery Contract for the remainder of the year ending December 31, 2011.  This estimate is based on forward prices, basis spreads and other market assumptions as of September 30, 2011. These assumptions are subject to change if market conditions change during the remainder of 2011, and actual results under the Delivery Contract in 2011 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

Investment in Limited Liability Company.  On June 22, 2011, the Partnership entered into a limited liability agreement with HEP for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition to the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP operates and manages midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.

Credit Facility. On May 2, 2011 and July 11, 2011, the Partnership amended its bank credit facility. The May 2011 amendment increased its borrowing capacity from $420.0 million to $485.0 million, extended the maturity from February 2014 to May 2016,  reduced interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted Apache Midstream LLC (“Apache”) to have a first priority lien on certain assets that are associated with the Partnership’s joint interest arrangement with Apache and increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

Asset Expansions.  The Partnership completed two expansion projects discussed more fully below on its natural gas gathering system in the Barnett Shale play in North Texas that became operational in March 2011.  The Partnership also reactivated its Eunice NGL fractionators  in south central Louisiana to give the Partnership operational flexibility, increase the Partnership’s fractionation capacity and  give the Partnership the ability to capture new NGL-related business. The Eunice NGL fractionators became operational in early April 2011 and are equipped to accommodate 15,000 barrels of NGLs per day (“Bbls/d”).

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

Expansion into Permian Basin.  On July 11, 2011, the Partnership entered into an agreement with Apache  to jointly construct a new natural gas processing facility in the Permian Basin in west Texas with an estimated capital asset cost of $85.0 million.  The Partnership will fund the processing project equally with Apache and they will each hold a 50 percent undivided working interest in the plant. The Partnership is managing the construction of the plant which began in July and is scheduled to be completed in June 2012.  The Partnership will also manage the operation of the plant which is expected to commence its initial phase of operations in January 2012.  Separately, the Partnership has purchased and is upgrading a nearby rail terminal to provide transportation of  NGLs by rail to the Partnership’s Eunice fractionation facility in southern Louisiana.

Pipeline Expansion.   On July 25, 2011, the Partnership announced that it is completing engineering studies, pipeline routing work and environmental permitting for a NGL project that will expand its Louisiana fractionation facilities and expand access to these facilities and Louisiana product markets through a new NGL pipeline. The new pipeline will be an extension of the Partnership’s 440-mile Cajun-Sibon NGL pipeline that is connected to the Partnership’s Eunice NGL fractionation facilities in south central Louisiana. The new 130-mile NGL pipeline extension will connect the Eunice fractionation facilities to Mont Belvieu supply pipelines and will have an initial capacity of 70,000 barrels per day of raw-make NGLs. The project also includes the expansion of the Partnership’s Eunice NGL fractionation facilities from 15,000 barrels to 55,000 barrels of NGLs per day, which will increase the Partnership’s interconnected fractionation capacity in Louisiana to approximately 97,000 barrels per day of NGLs. The Partnership’s investment for the project is currently estimated at $180.0 million to $220.0 million over the next two years.  The Partnership expects to fund this capital project from the proceeds of borrowings under the Partnership’s bank credit facility and from debt and equity sources once they contract a sufficient level of NGL supply commitments to proceed with the construction of the pipeline.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions and minority interest; less gain on sale of property. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

      The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)

Net loss	$(1.6)	$(2.0)	$(4.2)	$(9.6)
Interest expense	19.5	20.3	59.9	67.2
Depreciation and amortization	31.9	28.2	93.3	82.2
Impairment	—	—	—	1.3
Loss on extinguishment of debt	—	—	—	14.7
(Gain) loss on sale of property	0.4	(0.6)	0.3	(14.4)
Stock-based compensation	1.6	1.9	5.7	7.3
Minority interest	(0.4)	(0.4)	4.1	(10.1)
Taxes	(1.2)	(1.5)	(2.1)	(5.3)
Other (a)	(0.1)	1.9	2.4	3.4
Adjusted EBITDA	$50.1	$47.8	$159.4	$136.7

(a)  Includes the Partnership’s financial derivatives marked-to-market; transaction cost associated with successful transactions and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

We define gross operating margin, generally, as revenues minus cost of purchased gas and NGLs. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. These expenses are largely independent of the volumes the Partnership transports or processes and fluctuates depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because they separately evaluate commodity volume and price changes in these margin amounts. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Total gross operating margin	$91.0	$83.6	$277.3	$248.9

Add (deduct):
Operating expenses	(28.1)	(26.4)	(81.1)	(78.4)
General and administrative expenses	(14.3)	(12.0)	(40.1)	(37.9)
Gain (loss) on sale of property	(0.4)	0.6	(0.3)	14.4
Loss on derivatives	(0.6)	(1.6)	(5.5)	(6.9)
Depreciation, amortization, impairments and other	(32.0)	(28.2)	(93.2)	(83.5)
Operating income	$15.6	$16.0	$57.1	$56.6

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
LIG Segment
Revenues	$222.2	$250.4	$692.7	$740.0
Purchased gas and NGLs	(189.4)	(221.6)	(596.3)	(653.5)
Total gross operating margin	$32.8	$28.8	$96.4	$86.5
NTX Segment
Revenues	$110.4	$106.0	$322.1	$302.6
Purchased gas and NGLs	(67.0)	(66.2)	(194.6)	(184.4)
Total gross operating margin	$43.4	$39.8	$127.5	$118.2
PNGL Segment
Revenues	$233.8	$137.0	$656.7	$451.2
Purchased gas and NGLs	(219.0)	(122.0)	(603.3)	(407.0)
Total gross operating margin	$14.8	$15.0	$53.4	$44.2
Corporate
Revenues	$(48.9)	$(38.7)	$(138.5)	$(128.3)
Purchased gas and NGLs	48.9	38.7	138.5	128.3
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$517.5	$454.7	$1,533.0	$1,365.5
Purchased gas and NGLs	(426.5)	(371.1)	(1,255.7)	(1,116.6)
Total gross operating margin	$91.0	$83.6	$277.3	$248.9

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	859,000	883,000	907,000	895,000
Processing (MMBtu/d)	236,000	284,000	244,000	285,000
NTX
Gathering and Transportation (MMBtu/d)	1,121,000	1,080,000	1,120,000	1,079,000
Processing (MMBtu/d)	258,000	224,000	248,000	210,000
PNGL
Processing (MMBtu/d)	699,000	878,000	837,000	886,000
NGL Fractionation (Gals/d)	987,000	972,000	1,088,000	934,000

Commercial Services (MMBtu/d)	252,000	123,000	212,000	73,000

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Gross Operating Margin. Gross operating margin was $91.0 million for the three months ended September 30, 2011 compared to $83.6 million for the three months ended September 30, 2010, an increase of $7.4 million, or 8.9%. The increase was due to a favorable processing environment. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $4.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The continued strength of the processing environment contributed to a gross operating margin increase of $7.2 million. The Plaquemine and Gibson plants were the primary drivers of the overall gain with a combined gross operating margin increase of $4.7 million. Other treating and processing activity on the system contributed a gross operating margin increase of $2.5 million. The processing gains were offset by a decrease in gross operating margin of $3.2 million on the gathering and transmission assets.

•                        The NTX segment had gross operating margin improvement of $3.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. An increase in throughput volume on the gathering and transmission assets in north Texas was the primary contributor to a gross operating margin increase of $3.3 million.  The north Texas processing plants also had a gross operating margin increase of $1.5 million for the comparable periods due to increased supply and a favorable processing environment.  These increases were partially offset by an increase in losses of $1.2 million on the Delivery Contract discussed more fully under “Overview”.

•                        The PNGL segment had gross operating margin decline of $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The Blue Water processing plant contributed a gross operating margin increase of $1.4 million for the comparable period which was offset by a NGL inventory loss.

Operating Expenses. Operating expenses were $28.1 million for the three months ended September 30, 2011 compared to $26.5 million for the three months ended September 30, 2010, an increase of $1.7 million, or 6.2%. The increase is primarily a result of the following:

•                  Increase in labor and benefits expense of $1.2 million primarily related to an increase in employee headcount for activity related to project expansions;

•                  Increase in operations activity resulted in increased cost of $1.2 million primarily related to chemicals, supplies and electric utilities;

•                  Increase was partially offset with savings in ad valorem taxes and integrity testing cost from 2010.

General and Administrative Expenses. General and administrative expenses were $14.3 million for the three months ended September 30, 2011 compared to $12.0 million for the three months ended September 30, 2010, an increase of $2.3 million, or 19.2%. The increase is primarily due to the following:

•                  Labor and benefits expense increase of $0.8 million related to increase in headcount;

•                  Increase of $1.1 million primarily related to legal and other professional fees;

•                  Bad debt expense increase of $1.1 million related to uncollectible gathering fees related to a particular customer.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $0.6 million for the three months ended September 30, 2011 compared to a loss of $1.6 million for the three months ended September 30, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended September 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$(0.2)	$(0.2)	$—	$(0.5)
Processing margin hedges	0.6	1.3	1.7	0.5
Other	0.2	0.1	(0.1)	—
Net losses related to commodity swaps	$0.6	$1.2	$1.6	$—

Depreciation and Amortization. Depreciation and amortization expenses were $31.9 million for the three months ended September 30, 2011 compared to $28.2 million for the three months ended September 30, 2010, an increase of $3.7 million, or 13.1%. The increase includes $3.7 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage  purchased with the Partnership’s gathering system in North Texas.

Interest Expense. Interest expense was $19.5 million for the three months ended September 30, 2011 compared to $20.3 million for the three months ended September 30, 2010, a decrease of $0.8 million, or 3.9%. Net interest expense consists of the following (in millions):

	Three Months Ended
	September 30,
	2011	2010

Senior notes	$16.6	$16.9
Bank credit facility	1.4	1.4
Amortization of debt issue costs	1.2	1.5
Other	0.3	0.5
Total	$19.5	$20.3

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss).  The interest of non-controlling partners in the Partnership’s net loss was $0.4 million for the three months ended September 30, 2011 compared to a net loss of $0.7 million for the three months ended September 30, 2010 due to the changes shown in the following summary (in millions):

Three Months Ended September 30,

2011

2010

Net loss for the Partnership	$(2.7)	$(3.7)
Income allocation to CEI for the general partner incentive distribution	(0.6)	—
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	0.6	0.8
Income allocation to CEI for its 2% general partner share of Partnership loss	—	0.1
Net loss allocable to limited partners	(2.7)	(2.8)
Less: CEI’s share of net loss allocable to limited partners	(2.3)	(2.1)
Non-controlling partners’ share of Partnership net loss	$(0.4)	$(0.7)

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Gross Operating Margin. Gross operating margin was $277.3 million for the nine months ended September 30, 2011 compared to $248.9 million for the nine months ended September 30, 2010, an increase of $28.4 million, or  11.4%. The increase was due to a favorable processing and NGL environment as well as increased throughput volumes on the Partnership’s gathering and transmission systems. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $9.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The favorable processing environment led to a $14.7 million increase in the combined gross operating margin for the LIG processing plants from the comparable periods.  The Gibson and Plaquemine plants were the primary contributor to this gain with gross operating margin increases of $4.8 million and $2.7 million, respectively. Other treating and processing activity contributed an additional gross operating margin increase of $7.2 million. This increase was partially offset due to gross operating margin decline of approximately $4.8 million on our gathering and transmission assets.

•                       The NTX segment had a gross operating margin increase of $9.3  million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. An increase in throughput volume was the primary contributor to a gross operating margin increase of $10.0  million on the gathering and transmission assets.  The north Texas processing plants also had a gross operating margin increase of $3.4 million for the comparable periods due to increased supply and the favorable processing environment.  These increases were partially offset by an increase in losses of $4.1 million on the Delivery Contract discussed more fully under “Overview”.

•                        The favorable processing and NGL marketing environment contributed to a $9.2 million increase in gross operating margin for the PNGL segment for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The Blue Water, Pelican and Eunice processing plants contributed gross operating margin increases of $4.3 million, $3.3 million and $0.9 million, respectively. NGL fractionation and marketing activity generated a gross operating margin increase of approximately $1.2 million which was offset by a NGL inventory loss.

Operating Expenses. Operating expenses were $81.1 million for the nine months ended September 30, 2011 compared to $78.4 million for the nine months ended September 30, 2010, an increase of $2.7 million, or 3.4%. The increase is primarily a result of the following:

•                  Increase in labor and benefits expense of $2.8 million primarily related to an increase in employee headcount for activity related to project expansions;

•                  Increase in bulk chemical, supplies and service fees of $1.2 million for increased operations activity;

•                  Increase in electric utility cost of $0.7 million related to increase in operations at the processing plants;

•                  Decrease of $1.0 million primarily related to periodic integrity testing incurred in 2010; and

•                  Decrease of $0.9 million related to ad valorem taxes.

General and Administrative Expenses. General and administrative expenses were $40.1 million for the nine months ended September 30, 2011 compared to $37.9 million for the nine months ended September 30, 2010, an increase of $2.2 million, or 5.8%. The increase is primarily a result of the following:

•                  Labor and benefits expense increase of $1.8 million primarily related to increase in headcount;

•                  Increase of $0.6 million primarily related to legal and consulting fees;

•                  Bad debt expense increase of $0.9 million related to uncollectible gathering fees; and

•                  Stock based compensation expense decrease of $1.4 million.

Gain/Loss on sale of Property. Loss on sale of property was $0.3 million for the nine months ended September 30, 2011 compared to a $14.4 million gain for the nine months ended September 30, 2010. The loss on sale of property for the nine months ended September 30, 2011 was related to the sale of a minor section of pipeline in Louisiana in September 2011.  The gain on sale of property for the nine months ended September 30, 2010 was related to the sale of the Partnership’s east Texas assets in January 2010.

Gain/Loss on Derivatives. Loss on derivatives was $5.5 million for the nine months ended September 30, 2011 compared to a loss of $6.9 million for the nine months ended September 30, 2010. The derivative transaction types contributing to the net loss are as follows (in millions):

	Nine Months Ended September 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$0.8	$0.9	$4.8	$1.8
Processing margin hedges	4.5	4.5	2.3	4.0
Other	0.2	—	(0.2)	0.1
Net losses related to commodity swaps	$5.5	$5.4	$6.9	$5.9

Impairments.  There was no impairment expense for the nine months ended September 30, 2011 and $1.3 million of impairment expense for the nine months ended September 30, 2010. The impairment expense in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale.

Depreciation and Amortization. Depreciation and amortization expenses were $93.3 million for the nine months ended September 30, 2011 compared to $82.2 million for the nine months ended September 30, 2010, an increase of $11.1 million, or 13.5%. The increase includes $8.5 million due to intangible amortization  related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage  purchased with the Partnership’s gathering system in North Texas.  In addition, depreciation expense increased $2.6 million primarily due to an increase of assets placed in service in the Partnership’s North Texas and LIG regions.

Interest Expense. Interest expense was $59.9 million for the nine months ended September 30, 2011 compared to $67.2 million for the nine months ended September 30, 2010. Net interest expense consists of the following (in millions):

	Nine Months Ended
	September 30,
	2011	2010

Senior notes (secured and unsecured)	$49.7	$45.9
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	4.0	8.8
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization and write off of debt issue costs	5.3	5.2
Other	0.9	1.8
Total	$59.9	$67.2

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2010 was $14.7 million. In February 2010, the Partnership repaid its prior credit facility and senior secured notes which resulted in make-whole interest payments on its senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

 Income Taxes.  Income tax benefit was $2.1 million for the nine months ended September 30, 2011 compared to a tax benefit of $5.3 million for the nine months ended September 30, 2010 resulting from net losses during each of these periods.

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss). The interest of non-controlling partners in the Partnership’s net income was $4.1 million for the nine months ended September 30, 2011 compared to a loss of $10.1 million for the nine months ended September 30, 2010 due to the changes shown in the following summary (in millions):

	Nine Months Ended
	September 30,
	2011	2010

Net loss for the Partnership	$(0.9)	$(23.5)
Income allocation to CEI for the general partner incentive distribution	(1.6)	—
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	2.3	3.1
Income (loss) allocation to CEI for its 2% general partner share of Partnership income (loss)	—	0.5
Net loss allocable to limited partners	(0.2)	(19.9)
Less: CEI’s share of net loss allocable to limited partners	(4.4)	(9.8)
Plus: Non-controlling partners’ share of net income in Denton County Joint Venture	(0.1)	—
Non-controlling partners’ share of Partnership net income (loss)	$4.1	$(10.1)

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $82.2 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $44.4 million for nine months ended September 30, 2010. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010

Income (loss) before non-cash income and expenses	$102.3	$27.3
Changes in working capital	$(20.1)	$17.1

The increase in cash flow from income before non-cash income and expenses of $75.0 million from 2010 to 2011 resulted from payments in 2010 for settlements of interest rate swaps, make-whole payments, and payment-in-kind notes associated with the extinguishment of debt combined with an increase in gross margin and a decrease in interest expense in the first nine months of 2011 as compared to the first nine months of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $97.4 million for the nine months ended September 30, 2011 and net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2010. Cash flows from investing activities for the nine months ended September 30, 2010 includes, among other things, proceeds from property sales of $60.0 million related to the sale of east Texas assets and a non-operational processing plant held in inventory. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, and an investment in HEP as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Growth capital expenditures	$53.4	$23.8
Maintenance capital expenditures	9.4	6.0
Investment in Howard Energy Partners	35.0	—
Total	$97.8	$29.8

Cash Flows from Financing Activities. Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2011 and net cash used in financing activities was $71.2 million for the nine months ended September 30, 2010. The Partnership’s primary financing activities consist of the following (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Net borrowings (repayments) under bank credit facility	$75.0	$(530.7)
Senior secured note repayments	—	(316.5)
Senior unsecured note borrowings (net of discount on the note)	—	711.0
Series B senior secured note repayment	(7.1)	(11.1)
Net repayments under capital lease obligations	(2.3)	(1.7)
Debt refinancing costs	(3.9)	(28.5)
Preferred units	—	120.8

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. No dividends to our stockholders or cash distributions to the Partnership’s common unitholders or general partner were paid during the nine months ended September 30, 2010. Cash distributions were paid to the Partnership’s preferred unitholders in 2010. Total cash dividends and distributions made during the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Dividend to shareholders	$13.0	$—
Non-controlling partner distributions	42.8	6.5
Total	$55.8	$6.5

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of September 30, 2011, the Partnership had approximately $340.1 million of available borrowing capacity under this facility. Changes in drafts payable for the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Decrease in drafts payable	$(0.1)	$(5.2)

Working Capital.  We had a working capital of $4.1 million as of September 30, 2011.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  In addition, although the Partnership strives to minimize its natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2011.

Capital Requirements. During the nine months ended September 30, 2011, growth capital investments and investments in HEP were $53.4 million and $35.0 million, respectively, which were funded by internally generated cash flow and from borrowings under the Partnership’s credit facility. The Partnership’s current capital spending projection for 2011 is approximately $132.1 million related to identified growth projects including $88.4 million incurred during the first nine months of 2011 (including the HEP investment). The Partnership’s 2012 projected capital spend for growth capital is approximately $226.0 million which includes projected expenditures of $184.0 million for the pipeline expansion in Louisiana.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2011 is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$725.0	$—	$—	$—	$—	$—	$725.0
Bank credit facility	75.0	—	—	—	—	—	75.0
Interest payable on fixed long-term debt obligations	417.2	—	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	36.2	1.1	4.6	4.6	4.6	4.6	16.7
Operating lease obligations	37.4	3.1	12.8	7.1	5.3	3.9	5.2
Purchase obligations	2.1	2.1	—	—	—	—	—
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,296.7	$10.1	$81.7	$76.0	$74.2	$72.8	$981.9

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

Indebtedness

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2011 and December 31, 2010 was 2.73% and 4.0%, respectively	$75.0	$—
Senior unsecured notes (due 2018), net of discount of $12.1 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712.9	711.5
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7.1
	787.9	718.6
Less current portion	—	(7.1)
Debt classified as long-term	$787.9	$711.5

Credit Facility. On May 2, 2011 and July 11, 2011, the Partnership amended its bank credit facility. The May 2011 amendment increased the Partnership’s borrowing capacity from $420.0 million to $485.0 million, extended the maturity from February 2014 to May 2016, reduced its interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted Apache to have a first priority lien on certain assets that are associated with our joint interest arrangement with Apache and increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

As of September 30, 2011, the Partnership’s bank credit facility had a borrowing capacity of $485.0 million and there was $69.9 million in letters of credit issued and outstanding under the bank credit facility and $75.0 million of borrowings outstanding, leaving approximately $340.1 million available for future borrowing. The bank credit facility is guaranteed by substantially all of the Partnership’s subsidiaries. The bank credit facility matures in May 2016.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the nine months ended September 30, 2011, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At September 30, 2011, the Partnership had $75.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.8 million for the year.

At September 30, 2011, the Partnership had total fixed rate debt obligations of $712.9 million, consisting of its senior unsecured notes with an interest rate of 8.875%.  The fair value of this fixed rate obligation was approximately $818.1 million as of September 30, 2011. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $26.0 million.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gathering and transportation margin	58.2%	65.4%	57.1%	62.8%

Gas processing margins:
Processing margin	17.4%	9.6%	18.4%	12.1%
Percent of liquids	11.5%	9.8%	11.5%	10.9%
Fee based	12.9%	15.2%	13.0%	14.2%
Total gas processing	41.8%	34.6%	42.9%	37.2%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership has hedges in place at September 30, 2011 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional	The Partnership	The Partnership	Fair Value
Period	Underlying	Volume	Pays	Receives*	Asset/(Liability)
					(In thousands)
October 2011 — December 2011	Ethane	32 (MBbls)	Index	$0.6328 /gal	$(211)
October 2011 — December 2011	Propane	11 (MBbls)	Index	$1.2307 /gal	(129)
October 2011 — December 2011	Normal Butane	7 (MBbls)	Index	$1.5839 /gal	(74)
October 2011 — December 2011	Natural Gasoline	7 (MBbls)	Index	$1.8461 /gal	(94)
					$(508)

*weighted average

		Notional	The Partnership	The Partnership	Fair Value
Period	Underlying	Volume	Pays	Receives*	Asset/(Liability)
					(In thousands)
January 2012 — December 2012	Ethane	25 (MBbls)	Index	$0.4975 /gal	$(184)
January 2012 — December 2012	Propane	73 (MBbls)	Index	$1.3005 /gal	(145)
January 2012 — December 2012	Normal Butane	39 (MBbls)	Index	$1.6855 /gal	(30)
January 2012 — December 2012	Natural Gasoline	30 (MBbls)	Index	$2.2664 /gal	226
					$(133)

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on  POL contracts. The Partnership hedges  POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 56.2% of its hedgeable volumes at risk through December 2011 (24.0% of total volumes at risk through December 2011) via the use of swaps for its exposure related to propane, normal butane and natural gasoline. The Partnership has hedged its ethane exposure through December 2011 with a combination of swaps and puts that cover all of the Partnership’s total ethane volumes at risk. Of the total, 85.3% is covered by the puts. The Partnership has puts in place covering 74 MBbls of ethane for the final quarter of 2011 at an average price of $.4471/gallon. The net fair value asset of the puts as of September 30, 2011 was less than $0.1 million.  The Partnership has also hedged 39.0% of its hedgeable volumes at risk for 2012 (21.3% of total volumes at risk for 2012).

The Partnership also has hedges in place at September 30, 2011 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

		Notional			The Partnership		Fair Value
Period	Underlying	Volume		The Partnership Pays	Receives		Asset/(Liability)
							(In thousands)
October 2011—December 2011	Ethane	16	(MBbls)	Index	$0.4538 /gal	*	$(228)
October 2011—December 2011	Propane	25	(MBbls)	Index	$1.2173 /gal	*	(305)
October 2011—December 2011	Iso Butane	2	(MBbls)	Index	$1.5425 /gal	*	(25)
October 2011—December 2011	Normal Butane	13	(MBbls)	Index	$1.6241 /gal	*	(119)
October 2011—December 2011	Natural Gasoline	13	(MBbls)	Index	$2.1320 /gal	*	(26)
October 2011—December 2011	Natural Gas	3,577	(MMBtu/d)	$4.7692 /MMBtu*	Index		(319)
							$(1,022)

*weighted average

		Notional				The Partnership	Fair Value
Period	Underlying	Volume		The Partnership Pays		Receives	Asset/(Liability)
							(In thousands)
January 2012—December 2012	Ethane	28	(MBbls)	Index		$0.4980 /gal*	$(201)
January 2012—December 2012	Propane	98	(MBbls)	Index		$1.3167 /gal*	(144)
January 2012—December 2012	Normal Butane	57	(MBbls)	Index		$1.7582 /gal*	123
January 2012—December 2012	Natural Gasoline	46	(MBbls)	Index		$2.3401 /gal*	487
January 2012—December 2012	Natural Gas	3,172	(MMBtu/d)	$4.8967	/MMBtu*	Index	(797)
							$(532)

* weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 42.0% of its hedgeable liquids volumes at risk through December 31, 2011 (16.7% of total liquids volumes at risk) and 47.8% of the related hedgeable PTR volumes through December 31, 2011 (17.1% of total PTR volumes). The Partnership has also hedged 35.6% of its hedgeable liquids volumes at risk for 2012 (15.7% of total liquids volumes at risk) and 43.3% of the related hedgeable PTR volumes for 2012 (17.4% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 5.4% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of September 30, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $2.2 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $2.6 million in the net fair value liability of these contracts as of September 30, 2011 to a net fair value liability of approximately $4.8 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended September 30, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Number		Description
3.8	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—

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

Supplemental Indenture, dated as of July 11, 2011, to the indenture governing the Issuers’ 8.875% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011)

10.1	—

Second Amendment to Amended and Restated Credit Agreement dated as of July 11, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011).

10.2	—	Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 1, 2011, filed with the Commission on July 1, 2011).
31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
101**	—

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (v) Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended September 30, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

*                      Filed herewith.

**               Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

November 4, 2011