Form 10-Q
period 2012-03-31
CROSSTEX ENERGY INC
filed 2012-05-08
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

As of April 24, 2012, the Registrant had 47,352,223 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,790	$30,343
Accounts receivable:
Trade, net of allowance for bad debt of $210 and $405, respectively	12,352	22,680
Accrued revenue and other	118,579	143,197
Fair value of derivative assets	1,274	2,867
Natural gas and natural gas liquids, prepaid expenses and other	16,352	9,965
Total current assets	175,347	209,052
Property and equipment, net of accumulated depreciation of $426,227 and $406,773, respectively	1,252,271	1,242,890
Fair value of derivative assets	131	—
Intangible assets, net of accumulated amortization of $211,975 and $199,248, respectively	438,734	451,462
Investment in limited liability company	39,860	35,000
Other assets, net	24,206	24,212
Total assets	$1,930,549	$1,962,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$16,389	$22,549
Accrued gas purchases	80,203	106,233
Fair value of derivative liabilities	4,843	5,587
Other current liabilities	47,444	66,567
Accrued interest	8,991	24,918
Total current liabilities	157,870	225,854
Long-term debt	852,883	798,409
Other long-term liabilities	23,156	23,919
Deferred tax liability	84,605	85,187
Fair value of derivative liabilities	110	—
Commitments and contingencies	—	—
Stockholders’ equity	811,925	829,247

Total liabilities and stockholders’ equity	$1,930,549	$1,962,616

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$371,709	$489,770
Operating costs and expenses:
Purchased gas and NGLs	271,956	399,933
Operating expenses	27,806	25,044
General and administrative	15,606	12,481
Gain on sale of property	(98)	(19)
Loss on derivatives	2,169	3,421
Depreciation and amortization	32,196	29,672
Total operating costs and expenses	349,635	470,532
Operating income	22,074	19,238
Other income (expense):
Interest expense, net of interest income	(19,380)	(19,767)
Other income	12	113
Total other expense	(19,368)	(19,654)
Income (loss) before non-controlling interest and income taxes	2,706	(416)
Income tax benefit	63	650
Net income	2,769	234
Less: Net income attributable to the non-controlling interest	3,594	1,770
Net loss attributable to Crosstex Energy, Inc.	$(825)	$(1,536)
Net loss per common share:
Basic common share	$(0.02)	$(0.03)
Diluted common share	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic	47,350	47,075
Diluted	47,350	47,075

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$2,769	$234
Hedging (gains) losses reclassified to earnings, net of taxes of $35 and $38, respectively	319	349
Adjustment in fair value of derivatives, net of taxes of ($4) and ($138), respectively	(36)	(1,258)
Comprehensive income (loss)	3,052	(675)
Less: Comprehensive income attributable to the non-controlling interest	3,825	1,030
Comprehensive loss attributable to Crosstex Energy, Inc.	$(773)	$(1,705)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earning	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2011	47,194	$471	$244,211	$(82,177)	$(85)	$666,827	$829,247
Stock-based compensation	—	—	1,199	—	—	1,365	2,564
Common dividends	—	—	—	(5,366)	—	—	(5,366)
Net income (loss)	—	—	—	(825)	—	3,594	2,769
Conversion of restricted stock for common, net of shares withheld for taxes	158	2	(736)	—	—	—	(734)
Hedging gains or losses reclassified to earnings	—	—	—	—	59	260	319
Adjustment in fair value of derivatives	—	—	—	—	(7)	(29)	(36)
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(801)	(801)
Distribution to non-controlling interest	—	—	—	—	—	(16,037)	(16,037)
Balance, March 31, 2012	47,352	$473	$244,674	$(88,368)	$(33)	$655,179	$811,925

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$2,769	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,196	29,672
Gain on sale of property	(98)	(19)
Deferred tax benefit	(738)	(1,028)
Non-cash stock-based compensation	2,564	2,255
Non-cash portion of derivatives loss	1,143	1,574
Amortization of debt issue costs	1,247	1,552
Amortization of discount on notes	474	474
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	34,949	3,551
Natural gas and natural gas liquids, prepaid expenses and other	(5,817)	(1,522)
Accounts payable, accrued gas purchases and other accrued liabilities	(57,642)	(35,011)
Net cash provided by operating activities	11,047	1,732
Cash flows from investing activities:
Additions to property and equipment	(36,269)	(21,596)
Proceeds from sale of property	121	47
Investment in limited liability company	(4,860)	—
Net cash used in investing activities	(41,008)	(21,549)
Cash flows from financing activities:
Proceeds from borrowings	169,000	84,250
Payments on borrowings	(115,000)	(68,250)
Payments on capital lease obligations	(762)	(723)
Increase (decrease) in drafts payable	(2,651)	6,302
Debt refinancing costs	(1,240)	(106)
Conversion of restricted stock, net of shares withheld for taxes	(734)	(785)
Distributions to non-controlling partners in the Partnership	(16,037)	(12,882)
Common dividend paid	(5,366)	(3,838)
Conversion of restricted units, net of units withheld for taxes	(980)	(1,328)
Proceeds from exercise of Partnership unit options	178	224
Net cash provided by financing activities	26,408	2,864
Net decrease in cash and cash equivalents	(3,553)	(16,953)
Cash and cash equivalents, beginning of period	30,343	22,780
Cash and cash equivalents, end of period	$26,790	$5,827
Cash paid for interest	$34,183	$33,693
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(1) General

Unless the context requires otherwise, references to “we,” “us,” “our,” “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

Crosstex Energy, Inc., a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in the gathering, transmission, processing and marketing of natural gas, natural gas liquids (NGLs), and providing terminal services for crude oil. The Company connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets.  The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. In addition, the Company purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee.  The Company recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority owned subsidiaries and Crosstex Energy, L.P. (herein referred to as the Partnership or CELP), a publicly traded Delaware limited partnership.  The Partnership is included because CEI controls the general partner of the Partnership.

(a) Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0 percent.  In addition to the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0 percent ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0 percent interest.  HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  This investment in HEP is accounted for under the equity method of accounting and is reflected on the balance sheet as “Investment in limited liability company.”  On March 13, 2012, the Partnership made a $4.9 million capital contribution to HEP related to HEP’s announced definitive agreement to acquire substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas as described in Note (12) Subsequent Event.

(c) Potential Changes in use of Sabine Plant during 2012.

Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant.  This contract, which was scheduled to expire on March 1, 2012, was extended through June 30, 2012 and may be extended on a month-to-month basis thereafter.  The Partnership will negotiate with this third-party to establish a long-term fractionation agreement. If this third-party ceases to fractionate the produced NGLs from the Sabine plant after June 30, 2012 and the Partnership is unsuccessful in determining another alternative for its Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

it elsewhere in its operations.  The net book value of the Sabine plant was $47.4 million (including $13.7 million of intangible assets attributable to customer relationships) as of March 31, 2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to be less than $28.0 million based on the net book value as of March 31, 2012.

(2) Long-Term Debt

As of March 31, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2012 and December 31, 2011 was 3.16% and 2.9%, respectively	$139,000	$85,000
Senior unsecured notes (due 2018), net of discount of $11.1 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	713,883	713,409
Debt classified as long-term	$852,883	$798,409

Credit Facility. As of March 31, 2012, there was $59.8 million in outstanding letters of credit and $139.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $436.2 million available for future borrowing based on the borrowing capacity of $635.0 million.  On January 24, 2012, the Partnership amended its credit facility.  This amendment increased its borrowing capacity from $485.0 million to $635.0 million and amended certain terms under the facility to provide additional financial flexibility during the remaining four-year term of the facility.  The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries and its interest in HEP.

The Partnership may prepay all loans under the amended credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

All material terms of the credit facility are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2012 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(11,224)
Net assets under capital leases	$25,975

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of March 31, 2012 (in thousands):

2012	$3,436
2013 through 2016 ($4,582 annually)	18,329
Thereafter	12,099
Less: Interest	(6,260)
Net minimum lease payments under capital lease	27,604
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$23,156

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $1.0 million and $0.4 million were earned by the Company for the three months ended March 31, 2012 and 2011, respectively.

The Partnership’s fourth quarter 2011 distributions on its common and preferred units of $0.32 per unit were paid on February 14, 2012.  The Partnership’s first quarter 2012 distribution on its common and preferred units of $0.33 per unit is to be paid on May 15, 2012.

(5) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three months ended March 31, 2012 and March 31, 2011 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to Crosstex Energy, Inc.	$(825)	$(1,536)
Distributed earnings allocated to:
Common shares	$5,209	$3,763
Unvested restricted shares	158	75
Total distributed earnings	$5,367	$3,838
Undistributed loss allocated to:
Common shares	$(6,016)	$(5,265)
Unvested restricted shares	(176)	(109)
Total undistributed loss	$(6,192)	$(5,374)
Net loss allocated to:
Common shares	$(807)	$(1,502)
Unvested restricted shares	(18)	(34)
Total net loss	$(825)	$(1,536)
Basic and diluted net loss per share:
Basic common share	$(0.02)	$(0.03)
Diluted common share	(0.02)	(0.03)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2012	2011
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,350	47,075

(6) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires that compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of share-based compensation charged to general and administrative expense	$2,241	$1,790
Cost of share-based compensation charged to operating expense	323	465
Total amount charged to income	$2,564	$2,255
Interest of non-controlling partners in share-based compensation	$994	$910
Amount of related income tax benefit recognized in income	$582	$499

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2012 is provided below:

	Three Months Ended March 31, 2012
	Number of	Weighted Average Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	949,844	$10.45
Granted	330,200	16.89
Vested*	(216,447)	6.13
Forfeited	(3,245)	13.38
Non-vested, end of period	1,060,352	$13.33
Aggregate intrinsic value, end of period (in thousands)	$18,121

* Vested units include 60,401 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2012 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at March 31, 2012.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2012 and 2011 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Restricted Units:	2012	2011
Aggregate intrinsic value of units vested	$3,511	$4,239
Fair value of units vested	$1,327	$3,173

As of March 31, 2012, there was $8.7 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(c) Partnership Unit Options

A summary of the unit option activity for the three months ended March 31, 2012 is provided below:

	Three Months Ended March 31, 2012
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	451,574	$6.99
Exercised	(34,668)	5.17
Forfeited	(3,871)	18.38
Outstanding, end of period	413,035	$7.05
Options exercisable at end of period	345,668
Weighted average contractual term (years) end of period:
Options outstanding	6.9
Options exercisable	6.7
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,572
Options exercisable	$3,825

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three months ended March 31, 2012 and March 31, 2011 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Unit Options:	2012	2011
Intrinsic value of unit options exercised	$411	$506
Fair value of unit options vested	$277	$325

As of March 31, 2012, there was $0.2 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized during 2012.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(d)      Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the three months ended March 31, 2012 is provided below:

	Three Months Ended
	March 31, 2012
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,221,351	$7.40
Granted	427,990	13.38
Vested*	(216,447)	4.65
Forfeited	(4,551)	8.73
Non-vested, end of period	1,428,343	$9.61
Aggregate intrinsic value, end of period (in thousands)	$20,197

* Vested shares include 58,247 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2012 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at March 31, 2012.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2012 and March 31, 2011 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, Inc. Restricted Shares:	2012	2011
Aggregate intrinsic value of shares vested	$2,736	$2,578
Fair value of shares vested	$1,006	$2,890

As of March 31, 2012, there was $8.6 million of unrecognized compensation costs related to non-vested CEI restricted shares. The cost is expected to be recognized over a weighted average period of 2.2 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of March 31, 2012:

	Three Months Ended March 31, 2012
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	2.7

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

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

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Change in fair value of derivatives that do not qualify for hedge accounting	$1,181	$1,555
Realized losses on derivatives	1,026	1,761
Ineffective portion of derivatives qualifying for hedge accounting	(38)	19
Net losses related to commodity swaps	$2,169	$3,335
Put option premium mark to market	—	86
Losses on derivatives	$2,169	$3,421

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Fair value of derivative assets — current, designated	$48	$151
Fair value of derivative assets — current, non-designated	1,226	2,716
Fair value of derivative assets — long term, non-designated	131	—
Fair value of derivative liabilities — current, designated	(246)	(702)
Fair value of derivative liabilities — current, non-designated	(4,597)	(4,885)
Fair value of derivative liabilities — long term, non-designated	(110)	—
Net fair value of derivatives	$(3,548)	$(2,720)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of March 31, 2012 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2013 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

	March 31, 2012
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(4,584)	$(198)
Total swaps designated as cash flow hedges		$(198)

Mark to Market Derivatives:*
Swing swaps (long contracts)	195	$—
Physical offsets to swing swap transactions (short contracts)	(195)	—
Swing swaps (short contracts)	(450)	(10)
Physical offsets to swing swap transactions (long contracts)	450	—

Basis swaps (long contracts)	2,830	(10)
Physical offsets to basis swap transactions (short contracts)	(2,830)	4,509
Basis swaps (short contracts)	(2,830)	17
Physical offsets to basis swap transactions (long contracts)	2,830	(6,267)

Processing margin hedges — liquids (short contracts)	(13,569)	357
Processing margin hedges — gas (long contracts)	1,600	(2,331)
Processing margin hedges — gas (short contracts)	(187)	287

Liquids swaps — (short contracts)	(4,393)	(57)

Storage swap transactions — gas (short contracts)	(290)	155

Total mark to market derivatives		$(3,350)

*                 All are gas contracts, volume in MMBtu’s, except for liquids swaps (designated or non-designated) and processing margin hedges - liquids (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of March 31, 2012 of $5.9 million would be reduced to $4.7 million due to the netting feature.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Decrease in Midstream Revenue	2012	2011
Liquids realized loss included in Midstream revenue	$(12)	$(660)

Natural Gas

As of March 31, 2012, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of March 31, 2012, an unrealized derivative fair value net loss of $0.2 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss,  all of which is expected to be reclassified into earnings through March 2013. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and liquids swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the condensed consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
March 31, 2012	$(3,371)	$21	$—	$(3,350)

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2012	December 31, 2011
	Level 2	Level 2
Commodity Swaps*	$(3,548)	$(2,720)
Total	$(3,548)	$(2,720)

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

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$852,883	$910,219	$798,409	$882,500
Obligations under capital lease	$27,604	$29,776	$28,367	$27,637

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $139.0 million in borrowings under its revolving credit facility included in long-term debt as of March 31, 2012 and $85.0 million at December 31, 2011. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of March 31, 2012 and December 31, 2011, the Partnership also had borrowings totaling $713.9 million and $713.4 million, net of discount, respectively, under senior unsecured notes with a fixed rate of 8.875%.  The fair value of the senior unsecured notes as of March 31, 2012 and December 31, 2011 was based on Level I inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level II inputs from third-party banks.

(9) Income Tax

The Company has recorded a deferred tax asset in the amount of $20.5 million relating to the difference between its book and tax basis of its investment in the Partnership as of March 31, 2012 and December 31, 2011.  Because the Company can only realize this deferred tax asset upon the liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset.  The income tax provision for the three months ended March 31, 2012 reflects a tax benefit of  $0.1 million for the current period loss. Unrecognized tax benefits increased $0.2 million during the three months ended March 31, 2012, and the increase, if recognized, would affect the effective tax rate.

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

On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation, America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership.  The amended petition alleges that the plaintiffs have incurred at least $35.0 million in damages, including damage to equipment and lost profits.  The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit.  The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

The Partnership (or its subsidiaries) is defending a number of lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas.  In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership intends to appeal the matter and will post a bond to secure the judgment pending its resolution.  The Partnership has accrued $2.0 million related to this matter as of March 31, 2012 and reflected the related expense in operating expenses in the fourth quarter of 2011.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

(11) Segment Information

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL). Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations is shown in the corporate segment.  The Partnership’s sales are derived from external domestic customers.

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

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended March 31, 2012:
Sales to external customers	$146,697	$64,681	$160,331	$—	$371,709
Sales to affiliates	72,810	31,484	45,545	(149,839)	—
Purchased gas and NGLs	(189,220)	(50,021)	(182,554)	149,839	(271,956)
Operating expenses	(7,936)	(13,151)	(6,719)	—	(27,806)
Segment profit	$22,351	$32,993	$16,603	$—	$71,947
Gain (loss) on derivatives	$102	$(2,263)	$(8)	$—	$(2,169)
Depreciation, amortization and impairments	$(3,172)	$(20,433)	$(7,959)	$(632)	$(32,196)
Capital expenditures	$8	$13,156	$15,662	$454	$29,280
Identifiable assets	$287,879	$1,092,530	$463,250	$86,890	$1,930,549
Three Months Ended March 31, 2011:
Sales to external customers	$204,918	$80,966	$203,886	$—	$489,770
Sales to affiliates	22,322	21,585	485	(44,392)	—
Purchased gas and NGLs	(195,503)	(63,159)	(185,663)	44,392	(399,933)
Operating expenses	(8,067)	(11,352)	(5,625)	—	(25,044)
Segment profit	$23,670	$28,040	$13,083	$—	$64,793
Loss on derivatives	$(2,685)	$(716)	$(20)	$—	$(3,421)
Depreciation, amortization and
impairments	$(3,161)	$(17,720)	$(7,713)	$(1,078)	$(29,672)
Capital expenditures	$1,550	$18,203	$4,083	$487	$24,323
Identifiable assets	$324,924	$1,110,852	$489,147	$39,670	$1,964,593

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the segment profits reported above to the operating income as reported in the condensedconsolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Segment profits	$71,947	$64,793
General and administrative expenses	(15,606)	(12,481)
Loss on derivatives	(2,169)	(3,421)
Gain on sale of property	98	19
Depreciation, amortization and impairments	(32,196)	(29,672)
Operating income	$22,074	$19,238

(12) Subsequent Event

Investment in HEP.  On April 4, 2012, the Partnership made a $47.4 million payment to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas which was funded by the Partnership’s credit facility.  After this capital contribution, the Partnership has contributed an aggregate of $87.3 million and has an individual ownership interest in HEP of approximately 30.6 percent.

Riverside Fractionation Facility Expansion. On May 7, 2012, the Partnership announced its plans to increase its capacity to transload crude oil from rail cars to both barges and pipeline at its Riverside fractionation facility in southern Louisiana from approximately 4,500 barrels of crude oil per day to approximately 15,000 barrels of crude per day.  The Phase I modification of the Riverside facility, which allowed crude as well as NGLs to be transloaded from rail to barge, was operational in January 2012.  The Phase II development at the Riverside facility will include new storage tank facilities, upgraded pipeline connections and improved barge delivery capabilities on the Mississippi River.  Construction of the Phase II expansion project at the Riverside facility will begin in late June 2012 and is expected be operational in the first quarter of 2013.  The Riverside facility expansion project is expected to cost approximately $16 million.  The Partnership has entered into a long-term agreement, which supports the expansion.

Clearfield Acquisition.  On May 8, 2012, the Partnership announced its agreement to acquire privately held Clearfield Energy, Inc. (“Clearfield”) for approximately $210 million in cash at closing subject to certain adjustments (the “Clearfield Acquisition”). Clearfield is a well-established crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia.  Clearfield’s business includes crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet, and brine water disposal wells.

The Partnership plans to fund the Clearfield Acquisition with a combination of debt and equity.  The closing of the Clearfield Acquisition, which is expected in July 2012, is subject to the satisfaction of customary closing conditions, including applicable regulatory approvals, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, processing, marketing of natural gas and natural gas liquids (NGLs) and providing terminal services for crude oil through its subsidiaries. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, processing, transmission and marketing of natural gas,  NGLs, and providing terminal services for crude oil.  These partnership interests consist of (i) 16,414,830 common units, representing approximately 25.0% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of NGLs, which it manages in regional reporting segments of midstream activity.  The Partnership recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.  The Partnership’s geographic focus is in the north Texas Barnett shale (NTX) and in Louisiana which has two reportable business segments (the pipelines and processing plants located in Louisiana, or LIG system and the south Louisiana processing and NGL assets, or PNGL).  During 2011, the Partnership gained a presence in the Permian Basin in west Texas through a joint project with Apache Corporation, which is included in our NTX segment, and also gained access in the Eagle Ford shale in south Texas by its equity investment in Howard Energy Partners (“HEP”), which is included with our corporate assets for segment reporting.

The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas and NGL’s for a margin, or to gather, process, transport or market natural gas and NGLs for a fee.  The Partnership earns a volume based fee for providing crude oil terminal services. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.  Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

      The Partnership’s gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities, the volumes of NGLs handled at its fractionation facilities and the volumes of crude oil handled at its crude terminals. The Partnership generates revenues from five primary sources:

•                  purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•                  processing natural gas at its processing plants;

•                  fractionating and marketing the recovered NGLs;

•                  providing compression services; and

•                  providing crude oil terminal services.

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

The Partnership has recorded a loss of approximately $3.8 million during the three months ended March 31, 2012 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $11.8 million on the Delivery Contract for the remainder of the year ending December 31, 2012.  This estimate is based on forward prices, basis spreads and other market assumptions as of March 31, 2012. These assumptions are subject to change if market conditions change during the remainder of 2012, and actual results under the Delivery Contract in 2012 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

Credit Facility. On January 24, 2012, the Partnership amended its credit facility.  This amendment increased the Partnership’s borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Investment in Limited Liability Company.  On March 15, 2012, HEP announced that it entered into a definitive agreement to acquire substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas.  This acquisition was funded primarily by capital contributions by the Partnership and other unrelated parties.  In June 2011, the Partnership had originally invested $35.0 million for an ownership interest in HEP of about 35.0 percent.  The capital contribution related to the Meritage acquisition was a total of $52.3 million, with $4.9 million paid in March 2012 and the remaining $47.4 million paid in April 2012 which was funded by the Partnership’s credit facility.

After closing of the acquisition and including initial investments, the Partnership has contributed a total of $87.3 million for an ownership interest in HEP of approximately 30.6 percent.  HEP operates and manages midstream services as well as pipeline and plant construction primarily in the Eagle Ford shale in south Texas.

Riverside Fractionation Facility Expansion.  On May 7, 2012, the Partnership announced its plans to increase its capacity to transload crude oil from rail cars to both barges and pipeline at its Riverside fractionation facility in southern Louisiana from approximately 4,500 barrels of crude oil per day to approximately 15,000  barrels of crude per day.  The Phase I modification of the Riverside facility, which allowed crude as well as NGLs to be transloaded from rail to barge, was operational in January 2012.  The Phase II development at the Riverside facility will include new storage tank facilities, upgraded pipeline connections and improved barge delivery capabilities on the Mississippi River.  Construction of the Phase II expansion project at Riverside will begin in late June 2012 and is expected be operational in the first quarter of 2013.  The expansion project is expected to cost approximately $16 million.  The Partnership has entered into a long-term agreement, which supports the expansion.

Clearfield Acquisition.  On May 8, 2012, the Partnership announced its agreement to acquire privately held Clearfield Energy, Inc. (“Clearfield”) for approximately $210 million in cash at closing, subject to certain adjustments (the “Clearfield Acquisition”). Clearfield is a crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia. Clearfield currently moves approximately 30 percent of the oil production in Ohio and provides a solid entry into the Utica Shale play where major producers have acquired significant acreage positions.  The Partnership expects this acquisition to be immediately accretive to distributable cash flow.

The Clearfield Acquisition further diversifies the Partnership’s asset base in terms of geography and service offerings, representing an important strategic step for the Partnership into crude and condensate services. As Utica Shale production expands, the Partnership plans to leverage Clearfield’s first-mover position in crude and condensate services in the region, which will drive further growth.  The Partnership believes its core capabilities and strong financial performance will enable it to leverage Clearfield’s strategically positioned assets and operational platform to accelerate growth.  This platform will better enable the Partnership to compete for natural gas gathering and processing opportunities in the emerging Utica Shale play.

Clearfield’s assets include a 4,500-barrel-per-hour crude oil barge loading terminal on the Ohio River, a 28,000-barrel-per day crude oil rail loading terminal on the Ohio Central Railroad network which is expected to expand to a 56,000-barrel-per-day facility by end-of-year, and 200 miles of crude oil pipelines in Ohio and West Virginia.  The assets also include 100,000 barrels of above ground storage, six existing brine water disposal wells with two under development and an extensive fleet of trucks with a total capacity of 35,000 barrels per day.  In addition, Clearfield owns more than 2,500 miles of unused right of way.

The Partnership plans to fund the Clearfield Acquisition with a combination of debt and equity.  The closing of the Clearfield Acquisition, which is expected to occur in July 2012, is subject to the satisfaction of customary closing conditions, including applicable regulatory approvals, if any.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, (gain) loss on noncash derivatives, and minority interest; less gain on sale of property. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(In millions)

Net loss	$(0.8)	$(1.5)
Interest expense	19.4	19.8
Depreciation and amortization	32.2	29.7
Gain on sale of property	(0.1)	—
Stock-based compensation	2.6	2.3
Minority interest	3.6	1.8
Taxes	(0.1)	(0.6)
Other (a)	1.7	2.1
Adjusted EBITDA	$58.5	$53.6

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

      The following table provides a reconciliation of the Partnership’s gross operating margin to operating income:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Total gross operating margin	$99.8	$89.8

Add (deduct):
Operating expenses	(27.8)	(25.0)
General and administrative expenses	(15.6)	(12.5)
Gain on sale of property	0.1	—
Loss on derivatives	(2.2)	(3.4)
Depreciation and amortization	(32.2)	(29.7)
Operating income	$22.1	$19.2

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)

LIG Segment
Revenues	$219.5	$227.2
Purchased gas and NGLs	(189.2)	(195.5)
Total gross operating margin	$30.3	$31.7
NTX Segment
Revenues	$96.2	$102.6
Purchased gas and NGLs	(50.0)	(63.2)
Total gross operating margin	$46.2	$39.4
PNGL Segment
Revenues	$205.9	$204.4
Purchased gas and NGLs	(182.6)	(185.7)
Total gross operating margin	$23.3	$18.7
Corporate
Revenues	$(149.8)	$(44.4)
Purchased gas and NGLs	149.8	44.4
Total gross operating margin	$—	$—
Total
Revenues	$371.8	$489.8
Purchased gas and NGLs	(272.0)	(400.0)
Total gross operating margin	$99.8	$89.8

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	900,000	938,000
Processing (MMBtu/d)	262,000	258,000
NTX
Gathering and Transportation (MMBtu/d)	1,181,000	1,054,000
Processing (MMBtu/d)	319,000	214,000
PNGL
Processing (MMBtu/d)	904,000	921,000
NGL Fractionation (Gals/d)	1,179,000	1,132,000

Commercial Services (MMBtu/d)	12,000	113,000

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Gross Operating Margin. Gross operating margin was $99.8 million for the three months ended March 31, 2012 compared to $89.8 million for the three months ended March 31, 2011, an increase of $10.0 million, or 11.1%. The overall increase was due to an increase in throughput on the Partnership’s systems and an increase in NGL fractionation and marketing activity. The following provides additional details regarding this change in gross operating margin:

•        The NTX segment had gross operating margin improvement of $6.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $4.4 million. The north Texas processing plants also had a gross operating margin increase of $2.4 million for the comparable periods primarily due to increased supply from the expansion projects.  In addition, the gas processing facilities located in the Permian Basin commenced operation during the first quarter of 2012 and contributed $0.8 million to gross operating margin. These increases were partially offset by an increase in losses of $0.8 million on the Delivery Contract discussed more fully under “Overview”.

•        The PNGL segment had gross operating margin increase of $4.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our NGL fractionation and marketing activities generated $3.3 million of the gross operating margin increase.  The primary contributors to the gross operating margin increase from NGL activities were $1.6 million of gross operating margin from the sale of NGLs in the first quarter of 2012 upon expiration of a third- party fractionation agreement for the Sabine processing plant and $1.3 million of gross operating margin from the Eunice fractionator which was restarted in mid-2011. The PNGL segment also includes the Partnership’s new crude oil terminal activity in south Louisiana, which contributed $0.8 million to PNGL’s gross operating margin during the three months ended March 31, 2012. The south Louisiana processing plants contributed a combined gross operating margin increase of $0.5 million.

•        The LIG segment contributed a decrease in gross operating margin of $1.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Gross operating margins increased by $1.9 million on the LIG gathering and transmission assets.  Gross operating margins decreased by $3.4 million related to gas processing activities.  The Plaquemine and Gibson plants contributed a slight increase of $0.8 million in gross operating margin between periods.  Processing margins earned from gas processed for the Partnership’s account by a third-party processor declined by $4.2 million between periods due to volume reductions attributed to expiration of contracts and due to lower margins under renegotiated contracts.

Operating Expenses. Operating expenses were $27.8 million for the three months ended March 31, 2012 compared to $25.0 million for the three months ended March 31, 2011, an increase of $2.8 million, or 11.0%. The increase is primarily a result of the following:

•      the Partnership’s labor and benefits expense increased by $1.0 million related to an increase in employee headcount for activity related to project expansions in the North Texas segment, including the Permian Basin processing facilities and the PNGL segment;

•      the Partnership experienced an increase of $0.7 million in material and supplies expenses for costs related to compressor overhauls performed in 2012; and

•      the Partnership’s ad valorem tax expense increased by $0.7 million.

General and Administrative Expenses. General and administrative expenses were $15.6 million for the three months ended March 31, 2012 compared to $12.5 million for the three months ended March 31, 2011, an increase of $3.1 million, or 24.8%. The increase is primarily due to the following:

•      the Partnership’s  labor and benefits expense increased by $1.5 million related to an increase in headcount to support project expansions; and

•      the Partnership experienced an increase of $1.1 million in fees and services related to legal and other professional fees.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $2.2 million for the three months ended March 31, 2012 compared to a loss of $3.4 million for the three months ended March 31, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended March 31,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$2.3	$0.7	$0.6	$0.8
Processing margin hedges	0.2	0.9	2.7	1.2
Other	(0.3)	(0.6)	0.1	(0.2)
Net losses related to commodity swaps	$2.2	$1.0	$3.4	$1.8

Depreciation and Amortization. Depreciation and amortization expenses were $32.2 million for the three months ended March 31, 2012 compared to $29.7 million for the three months ended March 31, 2011, an increase of $2.5 million, or 8.4%. The increase includes $1.8 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage  purchased with the Partnership’s gathering system in North Texas. In addition, depreciation increased by $0.7 million due primarily to the Partnership’s Permian and Benbrook assets placed in service during the first quarter of 2012.

Interest Expense. Interest expense was $19.4 million for the three months ended March 31, 2012 compared to $19.8 million for the three months ended March 31, 2011, a decrease of $0.4 million, or 2.0%. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2012	2011

Senior notes	$16.6	$16.6
Bank credit facility	1.6	1.3
Amortization of debt issue costs	1.2	1.6
Other	—	0.3
Total	$19.4	$19.8

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss).  The interest of non-controlling partners in the Partnership’s net income was $3.6 million for the three months ended March 31, 2012 compared to a net income of $1.8 million for the three months ended March 31, 2011 due to the changes shown in the following summary (in millions):

	Three Months Ended March 31,
	2012	2011

Net income for the Partnership	$3.0	$0.1
Income allocation to CEI for the general partner incentive distribution	(1.0)	(0.4)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1.1	0.9
Income allocation to CEI for its 2% general partner share of Partnership income	(0.1)	—
Net income allocable to limited partners	3.0	0.6
Less: CEI’s share of net income allocable to limited partners	(0.6)	(1.2)
Non-controlling partners’ share of Partnership net income	$3.6	$1.8

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2012 compared to $1.7 million for three months ended March 31, 2011. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011

Income (loss) before non-cash income and expenses	$39.6	$34.7
Changes in working capital	$(28.5)	$(33.0)

The increase in cash flow from income before non-cash income and expenses of $4.9 million from 2011 to 2012 resulted from an increase in gross operating margin.

Cash Flows from Investing Activities. Net cash used in investing activities was $41.0 million for the three months ended March 31, 2012 and $21.5 million for the three months ended March 31, 2011. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Growth capital expenditures	$33.4	$19.2
Maintenance capital expenditures	2.9	2.4
Investment in Howard Energy Partners	4.9	—
Total	$41.2	$21.6

Cash Flows from Financing Activities. Net cash provided by financing activities was $26.4 million for the three months ended March 31, 2012 and $2.9 million for the three months ended March 31, 2011. The Partnership’s primary financing activities consist of the following (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net borrowings (repayments) under bank credit facility	$54.0	$16.0
Net repayments under capital lease obligations	(0.8)	(0.7)
Debt refinancing costs	(1.2)	(0.1)

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash dividends and distributions made during the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Dividend to shareholders	$5.4	$3.8
Non-controlling partner distributions	16.0	12.9
Total	$21.4	$16.7

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s revolving credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of March 31, 2012, the Partnership had approximately $436.2 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Increase (decrease) in drafts payable	$(2.7)	$6.3

Potential Changes in use of Sabine Plant during 2012.  Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant.  This contract, which was scheduled to expire on March 1, 2012, was extended through June 30, 2012 and may be extended on a month-to-month basis thereafter.  The Partnership will negotiate with this third-party to establish a long-term fractionation agreement.  If this third-party ceases to fractionate the produced NGLs from the Sabine plant after June 30, 2012 and the Partnership is unsuccessful in determining another alternative for our Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.  The net book value of the Sabine plant was $47.4 million (including $13.7 million of intangible assets attributable to customer relationships) as of March 31, 2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to be less than $28.0 million based on the net book value as of March 31, 2012.

Capital Requirements. During the three months ended March 31, 2012, capital investments were $38.3 million (including $4.9 million related to HEP), which were funded by internally generated cash flow and from borrowings under the Partnership’s credit facility. The Partnership’s current growth capital spending projection for 2012 is approximately $286.0 million related to identified growth projects including $31.8 million incurred during the first three months of 2012.  The Partnership’s remaining 2012 projected capital spend for growth capital includes approximately $170.0 million related to projected expenditures  for the expansion of the Cajun-Sibon NGL pipeline and $47.4 million related to an additional investment in our equity interest in HEP.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of March 31, 2012.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of March 31, 2012 is as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$725.0	$—	$—	$—	$—	$—	$725.0
Bank credit facility	139.0	—	—	—	—	139.0	—
Interest payable on fixed long-term debt obligations	385.0	32.2	64.3	64.3	64.3	64.3	95.6
Capital lease obligations	33.9	3.4	4.6	4.6	4.6	4.6	12.1
Operating lease obligations	36.0	7.0	8.3	6.1	4.6	3.8	6.2
Purchase obligations	3.2	3.2	—	—	—	—	—
Uncertain tax position obligations	4.4	4.4	—	—	—	—	—
Total contractual obligations	$1,326.5	$50.2	$77.2	$75.0	$73.5	$211.7	$838.9

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at March 31, 2012, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $4.4 million per year or $3.3 million for the remainder of 2012.

Indebtedness

As of March 31, 2012 and December 31, 2011, long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2012 and December 31, 2011 was 3.16% and 2.9%, respectively	$139.0	$85.0
Senior unsecured notes (due 2018), net of discount of $11.1 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	713.9	713.4
Debt classified as long-term	$852.9	$798.4

Credit Facility. On January 24, 2012, the Partnership amended its credit facility.  This amendment increased the Partnership’s borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Partnership’s bank credit facility had a borrowing capacity of $635.0 million and there was $59.8 million in letters of credit issued and outstanding under the bank credit facility and $139.0 million of borrowings outstanding, leaving approximately $436.2 million available for future borrowing. The bank credit facility is guaranteed by substantially all of the Partnership’s subsidiaries. The bank credit facility matures in May 2016.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the three months ended March 31, 2012, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership’s primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, it is exposed to the risk of changes in interest rates on its floating rate debt.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) into law, a part of which relates to increased regulation of the markets for derivative products of the type the Partnership uses to manage areas of market risk. While the Commodity Futures Trading Commission has yet to issue complete final regulations to implement this increased regulation, Dodd-Frank may result in increased costs to the Partnership to implement its market risk management strategy.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2012	2011
Gathering and transportation margin	58.2%	55.7%

Gas processing margins:
Processing margin	18.0%	17.9%
Percent of liquids	7.4%	12.2%
Fee based	16.4%	14.2%
Total gas processing	41.0%	44.3%

Total	100.0%	100.0%

The Partnership has hedges in place at March 31, 2012 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
						(In thousands)
April 2012 – December 2012	Ethane	13	(MBbls)	Index	$ 0.4850 /gal	$(14)
April 2012 – December 2012	Propane	50	(MBbls)	Index	$ 1.2779 /gal	46
April 2012 – December 2012	Normal Butane	26	(MBbls)	Index	$ 1.7226 /gal	(191)
April 2012 – December 2012	Natural Gasoline	20	(MBbls)	Index	$ 2.3391 /gal	(39)
						$(198)

*weighted average

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
						(In thousands)
January 2013 – December 2013	Ethane	28	(MBbls)	Index	$ 0.4461 /gal	$24
January 2013 – December 2013	Propane	40	(MBbls)	Index	$ 1.2707 /gal	(29)
January 2013 – December 2013	Normal Butane	21	(MBbls)	Index	$ 1.7890 /gal	(38)
January 2013 – December 2013	Natural Gasoline	16	(MBbls)	Index	$ 2.2857 /gal	(14)
						$(57)

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on POL contracts. The Partnership hedges POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 39.0% of its hedgeable volumes at risk through December 2012 (21.2% of total volumes at risk through December 2012).  The Partnership has also hedged 33.9% of its hedgeable volumes at risk for 2013 (20.9% of total volumes at risk for 2013).

The Partnership also has hedges in place at March 31, 2012 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives	Fair Value Asset/(Liability)
						(In thousands)
April 2012–December 2012	Ethane	71	(MBbls)	Index	$ 0.6790 /gal*	$520
April 2012–December 2012	Propane	72	(MBbls)	Index	$ 1.3042 /gal*	145
April 2012–December 2012	Normal Butane	43	(MBbls)	Index	$ 1.7338 /gal*	(291)
April 2012–December 2012	Natural Gasoline	35	(MBbls)	Index	$ 2.2849 /gal*	(146)
April 2012–December 2012	Natural Gas	3,320	(MMBtu/d)	$ 4.6337 /MMBtu*	Index	(1,994)
						$(1,766)

*weighted average

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives	Fair Value Asset/(Liability)
						(In thousands)
January 2013–December 2013	Propane	49	(MBbls)	Index	$ 1.3236 /gal*	$73
January 2013–December 2013	Normal Butane	29	(MBbls)	Index	$ 1.8653 /gal*	41
January 2013–December 2013	Natural Gasoline	23	(MBbls)	Index	$ 2.3217 /gal*	15
January 2013–December 2013	Natural Gas	1,370	(MMBtu/d)	$ 3.5605 /MMBtu*	Index	(51)
						$78

*    weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 46.9% of its hedgeable liquids volumes at risk through December 31, 2012 (8.4% of total liquids volumes at risk) and 49.8% of the related hedgeable PTR volumes through December 31, 2012 (6.0% of total PTR volumes). The Partnership has also hedged 17.7% of its hedgeable liquids volumes at risk for 2013 (2.8% of total liquids volumes at risk) and 22.4% of the related hedgeable PTR volumes for 2013 (2.5% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 3.0% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of March 31, 2012, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $3.5 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $3.0 million in the net fair value liability of these contracts as of March 31, 2012 to a net fair value liability of approximately $6.5 million.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At March 31, 2012, the Partnership had $139.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $1.4 million for the year.

At March 31, 2012, the Partnership had total fixed rate debt obligations of $713.9 million, consisting of its senior unsecured notes with an interest rate of 8.875%.  The fair value of this fixed rate obligation was approximately $771.2 million as of March 31, 2012. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $24.1 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2012), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 except as listed below.

Risks Related to the Clearfield Acquisition

The Partnership cannot assure you that it will complete the Clearfield Acquisition, or if completed, that such acquisition will be beneficial to the Partnership.

The Partnership cannot assure you that it will complete the Clearfield Acquisition, or if completed, that such acquisition would achieve the desired benefits.

The Clearfield Acquisition would, if ultimately consummated, increase the size of the Partnership’s business and diversify the geographic areas in which it operates. In addition, if the Partnership completes the Clearfield Acquisition, failure to assimilate Clearfield’s assets into the Partnership’s existing assets would adversely affect the Partnership’s financial condition and results of operations.

The Clearfield Acquisition would involve numerous risks, including the failure to realize expected profitability or growth and an increase in collateral demands by the Partnership’s counterparties.  The Partnership will also be exposed to risks that are commonly associated with any acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. Moreover, Clearfield’s operations are subject to similar stringent environmental laws and regulations relating to releases of pollutants into the environment and environmental protection as are the Partnership’s existing pipelines and facilities, and thus its operation of those new assets would cause the Partnership to incur increased costs to maintain compliance with such laws and regulations. If the Partnership consummates the Clearfield Acquisition and if any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Clearfield Acquisition may not be fully realized, if at all, and the Partnership’s future financial performance and results of operations could be negatively impacted.

If the Partnership completes the Clearfield Acquisition, it may face new risks as we enter new lines of business.

Clearfield conducts, among other things, crude, condensate and brine trucking and disposal operations and natural gas utility operations. Accordingly, if the Partnership completes the Clearfield Acquisition, it will enter into these new lines of business. The Partnership does not have prior experience in these lines of business and the success of the Clearfield Acquisition will be subject to all of the uncertainties regarding the maintenance and development of a new business. Although the Partnership intends to integrate Clearfield’s products and services with its own, there can be no assurance regarding the successful integration and market acceptance of these new products and services.  These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and the Partnership can give no assurance that its efforts will be successful.

If the Partnership completes the Clearfield Acquisition, the Partnership will expand its operations into new geographic areas.

Clearfield operates its business in geographic regions in which the Partnership does not currently operate, including Kentucky, Ohio and West Virginia. In order to operate effectively in these new regions, the Partnership will need to understand the local market and regulatory environment and identify and retain certain employees from Clearfield who are familiar with these markets.  If the Partnership is not successful in retaining these employees or operating in these new geographic areas, the Partnership may not be able to compete effectively in the new markets or fully realize the expected benefits of the Acquisition.

If the Partnership completes the Clearfield Acquisition, a material portion of the income from its operations will flow up through subsidiaries taxed as corporations and such subsidiaries will pay substantial amounts of entity level taxes on such income.

The Clearfield Acquisition would, if ultimately consummated, be structured as an acquisition of the stock of Clearfield.  Clearfield is taxed as a corporation for federal and state income tax purposes and has a very low tax basis in its assets.  As a result, if the Clearfield Acquisition is ultimately consummated, (i) the Partnership will not be entitled to a tax basis step-up in Clearfield’s assets (i.e., the Partnership would inherit Clearfield’s low tax basis in its assets) and, thus, will not realize the benefit of any material amount of depreciation or amortization deductions with respect to Clearfield’s assets, and (ii) a substantial portion of the Partnership’s income from operations will be reported by, and taxed to, subsidiaries that are taxable as corporations.  Such subsidiaries are required to pay federal income tax on their income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates on their income.  These entity level taxes are expected to be substantial which, in turn, will substantially reduce the cash available for distribution to the Partnership’s unitholders (as compared to the cash that would be available for distribution if Clearfield were not taxable as a corporation).  Moreover, distributions from such subsidiaries will generally be taxed again to unitholders as corporate distributions, and none of the income, gains, losses, deductions or credits of such subsidiaries will flow through to the Partnership’s unitholders.

Additionally, because the Partnership inherits Clearfield’s low tax basis in its assets, if the Partnership were to subsequently sell such assets, the Partnership would recognize substantial amounts of taxable gain, and such gain would be reported by, and taxed to, subsidiaries taxable as corporations, as described in the preceding paragraph.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause the Partnership’s customers and the Partnership to incur increased capital expenditures and operating costs as well as reduce the demand for the Partnership’s services.

On April 17, 2012, the U.S. Environmental Protection Agency (“EPA”) approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require, among other things, the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  Moreover, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations.  The rules also establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration.  These regulations could require a number of modifications to the Partnership’s natural gas exploration and production customer’s as well as its operations including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs.  The incurrence of such expenditures and costs by the Partnership’s customers could result in reduced production by those customers and thus translate into reduced demand for the Partnership’s services.

          In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase the Partnership’s natural gas exploration and production customer’s costs and decrease their levels of production.  On May 4, 2012, the federal Bureau of Land Management announced draft rules that, if adopted, would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands.  Moreover, in late 2011, the EPA announced that it is developing standards for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and indicated that such standards would be proposed by 2014.  The adoption and implementation of one or both of these rules could further result in increased expenditures for the Partnership’s natural gas exploration and production customers or the Partnership, and could result in reduced demand for the Partnership’s services by these customers.

Note that the description of Crosstex’s acquisition of Clearfield in the footnotes to the Form 10-Q and in MD&A in the Form 10-Q will define the terms “Clearfield” and “Clearfield Acquisition.”

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

2.1	—

Stock Purchase and Sale Agreement, dated as of May 7, 2012, by and among Energy Equity Partners, L.P., the Individual Owners (as defined therein), Clearfield Energy, Inc., Clearfield Holdings, Inc., West Virginia Oil Gathering Corporation, Appalachian Oil Purchasers, Inc., Kentucky Oil Gathering Corporation, Ohio Oil Gathering Corporation II, Ohio Oil Gathering Corporation III, OOGC Disposal Company I, M&B Gas Services, Inc., Clearfield Ohio Holdings, Inc., Pike Natural Gas Company, Eastern Natural Gas Company, Southeastern Natural Gas Company and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 7, 2012, filed with the Commission on May 8, 2012).***

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

Supplemental Indenture, dated as of January 24, 2012 and effective as of December 28, 2010 to the indenture governing the Issuers’ 8.875% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s current report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011)

10.1	—

Third Amendment to Amended and Restated Credit Agreement dated as of January 24, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated January 24, 2012, filed with the Commission on January 24, 2012).

31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
101**	—

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

*                      Filed herewith.

**               Furnished herewith.

***        Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

May 8, 2012