Form 10-Q
period 2012-06-30
CROSSTEX ENERGY INC
filed 2012-08-07
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

As of July 27, 2012, the Registrant had 47,388,569 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,197	$30,343
Restricted cash (1)	245,100	—
Accounts receivable:
Trade, net of allowance for bad debt of $362 and $405, respectively	37,258	22,680
Accrued revenue and other	103,622	143,197
Fair value of derivative assets	6,680	2,867
Natural gas and natural gas liquids, prepaid expenses and other	22,874	9,965
Total current assets	423,731	209,052
Property and equipment, net of accumulated depreciation of $446,333 and $406,773, respectively	1,286,918	1,242,890
Fair value of derivative assets	1,604	—
Intangible assets, net of accumulated amortization of $224,729 and $199,248, respectively	425,981	451,462
Investment in limited liability company	87,250	35,000
Other assets, net	22,953	24,212
Total assets	$2,248,437	$1,962,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$27,886	$22,549
Accrued gas purchases	76,787	106,233
Fair value of derivative liabilities	2,839	5,587
Current portion of long-term debt (1)	250,000	—
Other current liabilities	46,020	66,567
Accrued interest	27,036	24,918
Total current liabilities	430,568	225,854
Long-term debt	762,357	798,409
Other long-term liabilities	22,383	23,919
Deferred tax liability	78,394	85,187
Fair value of derivative liabilities	7	—
Commitments and contingencies	—	—
Stockholders’ equity	954,728	829,247

Total liabilities and stockholders’ equity	$2,248,437	$1,962,616

(1) See Footnote 2 - 2022 Notes for additional information.

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$351,194	$525,735	$722,903	$1,015,505
Operating costs and expenses:
Purchased gas and NGLs	260,890	429,177	532,846	829,111
Operating expenses	30,571	27,913	58,378	52,957
General and administrative	13,774	13,272	29,380	25,754
Gain on sale of property	(406)	(60)	(504)	(80)
(Gain) loss on derivatives	(4,905)	1,536	(2,736)	4,957
Depreciation and amortization	32,889	31,654	65,085	61,326
Total operating costs and expenses	332,813	503,492	682,449	974,025
Operating income	18,381	22,243	40,454	41,480
Other income (expense):
Interest expense, net of interest income	(21,319)	(20,674)	(40,699)	(40,440)
Other income (expenses)	12	(242)	25	(130)
Total other expense	(21,307)	(20,916)	(40,674)	(40,570)
Income (loss) before non-controlling interest and income taxes	(2,926)	1,327	(220)	910
Income tax benefit	724	248	788	898
Net income (loss)	(2,202)	1,575	568	1,808
Less: Net income (loss) attributable to the non-controlling interest	(530)	2,648	3,064	4,417
Net loss attributable to Crosstex Energy, Inc.	$(1,672)	$(1,073)	$(2,496)	$(2,609)
Net loss per common share:
Basic and diluted common share	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	47,366	47,140	47,361	47,108

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net income (loss)	$(2,202)	$1,575	$568	$1,808
Hedging losses reclassified to earnings, net of taxes of $7, $70, $41 and $108, respectively	65	631	384	980
Adjustment in fair value of derivatives, net of taxes of $172, ($14), $175 and ($152), respectively	1,618	(126)	1,582	(1,384)
Comprehensive income (loss)	(519)	2,080	2,534	1,404
Less: Comprehensive income attributable to the non-controlling interest	836	3,058	4,661	4,087
Comprehensive loss attributable to Crosstex Energy, Inc.	$(1,355)	$(978)	$(2,127)	$(2,683)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2012

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earning	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2011	47,194	$471	$244,211	$(82,177)	$(85)	$666,827	$829,247
Issuance of units by the Partnership to non-controlling	—	—	—	—	—	158,014	158,014
Stock-based compensation	—	—	2,397	—	—	2,716	5,113
Common dividends	—	—	—	(11,221)	—	—	(11,221)
Net (loss) income	—	—	—	(2,496)	—	3,064	568
Conversion of restricted stock for common, net of shares withheld for taxes	185	2	(629)	—	—	—	(627)
Hedging gains or losses reclassified to earnings	—	—	—	—	71	313	384
Adjustment in fair value of derivatives	—	—	—	—	298	1,284	1,582
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(884)	(884)
Distribution to non-controlling interest	—	—	—	—	—	(32,584)	(32,584)
Changes in equity due to issuance of units by the Partnership		—	17,441	—	—	(12,305)	5,136
Balance, June 30, 2012	47,379	$473	$263,420	$(95,894)	$284	$786,445	$954,728

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$568	$1,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,085	61,326
Gain on sale of property	(504)	(80)
Deferred tax benefit	(1,871)	(2,009)
Non-cash stock-based compensation	5,113	4,115
Non-cash portion of derivatives (gain) loss	(5,975)	828
Amortization of debt issue costs	1,321	4,065
Amortization of discount on notes	948	948
Equity in loss of limited liability company	—	236
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	24,991	(10,657)
Natural gas and natural gas liquids, prepaid expenses and other	(8,971)	(5,378)
Accounts payable, accrued gas purchases and other accrued liabilities	(29,300)	8,640
Net cash provided by operating activities	51,405	63,842
Cash flows from investing activities:
Additions to property and equipment	(90,046)	(49,643)
Proceeds from sale of property	632	107
Investment in limited liability company	(52,250)	(35,000)
Net cash used in investing activities	(141,664)	(84,536)
Cash flows from financing activities:
Proceeds from borrowings	548,500	277,250
Payments on borrowings	(335,500)	(232,308)
Increase in restricted cash	(245,100)	—
Payments on capital lease obligations	(1,536)	(1,510)
(Decrease) increase in drafts payable	(5,985)	3,165
Debt refinancing costs	(4,962)	(3,792)
Conversion of restricted stock, net of shares withheld for taxes	(629)	(1,019)
Distributions to non-controlling partners in the Partnership	(32,583)	(27,320)
Common dividend paid	(11,221)	(8,192)
Issuance of common units by the Partnership	158,014	—
Conversion of restricted units, net of units withheld for taxes	(980)	(1,740)
Proceeds from exercise of Partnership unit options	95	392
Net cash provided by financing activities	68,113	4,926
Net decrease in cash and cash equivalents	(22,146)	(15,768)
Cash and cash equivalents, beginning of period	30,343	22,780
Cash and cash equivalents, end of period	$8,197	$7,012
Cash paid for interest	$36,252	$35,936
Cash paid for income taxes	$784	$752

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, the Partnership made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”

(c) Potential Changes in use of Sabine Plant during 2012

Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine plant.  The primary term of the contract expired on June 30, 2012 and is currently renewed on a month-to-month basis.  The Partnership will negotiate with this third-party to try to establish a long-term fractionation agreement. If this third-party ceases to fractionate the produced NGLs from the Sabine plant and the Partnership is unsuccessful in determining another alternative for its Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.  The net book value of the Sabine plant was $46.4 million (including $13.3 million of intangible assets attributable to customer relationships) as of June 30,

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to be approximately $27.0 million based on the net book value as of June 30, 2012.

(d) Clearfield Acquisition

On July 2, 2012, the Partnership, through a wholly-owned subsidiary, completed its previously announced acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a well-established crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia. Clearfield’s business includes crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet, and brine water disposal wells.

The Partnership paid approximately $210.0 million in cash for the acquisition and the purchase was funded from restricted cash that resulted from the senior notes offering in May 2012. The assets associated with this acquisition will be included in a new reporting segment that will be referred to as Ohio River Valley. Pro-forma financial statements for the Clearfield acquisition are available on our amended Current Report on Form 8-K/A filed on August 1, 2012.

(2) Long-Term Debt

As of June 30, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2012 and December 31, 2011 was 3.33% and 2.9%, respectively	$48,000	$85,000
Senior unsecured notes (due 2018), net of discount of $10.6 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714,357	713,409
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	—
	1,012,357	798,409
Less current portion	(250,000)	—
Debt classified as long-term	$762,357	$798,409

Credit Facility.  As of June 30, 2012, there was $57.6 million in outstanding letters of credit and $48.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $529.4 million available for future borrowing based on the borrowing capacity of $635.0 million.

In January, 2012, the Partnership amended its credit facility.  This amendment increased its borrowing capacity from $485.0 million to $635.0 million and amended certain terms under the facility to provide additional financial flexibility during the remaining four-year term of the facility.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

In May 2012, the Partnership amended its credit facility.  The amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

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

2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  The Partnership placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the Clearfield acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and the restricted cash was used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

The Partnership may redeem up to 35% of the 2022 Notes at any time prior to June 1, 2015 with the cash proceeds from equity offerings at a redemption price of 107.125% of the principal amount of the 2022 Notes (plus accrued and unpaid interest to the redemption date).

Prior to June 1, 2017, the Partnership may redeem all or a part of the 2022 Notes at the redemption price equal to the sum of the principal amount thereof, plus a make-whole premium at the redemption date, plus accrued and unpaid interest to the redemption date.

On or after June 1, 2017, the Partnership may redeem all or a part of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.563% for the twelve-month period beginning on June 1, 2017, 102.375% for the twelve-month period beginning on June 1, 2018, 101.188% for the twelve-month period beginning on June 1, 2019 and 100.000% for the twelve-month period beginning on June 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.

Under the terms of the indenture governing the 2022 Notes, repurchase offer obligations would be triggered by a change of control combined with a ratings decline on the 2022 Notes. All other material terms of the senior unsecured notes are described in footnote 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of June 30, 2012 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(12,087)
Net assets under capital leases	$25,112

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of June 30, 2012 (in thousands):

2012	$2,291
2013 through 2016 ($4,582 annually)	18,328
Thereafter	12,100
Less: Interest	(5,888)
Net minimum lease payments under capital lease	26,831
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$22,383

(4) Certain Provisions of the Partnership Agreement

(a)          Partnership Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing the Partnership’s 2022 Notes and the Partnership’s 8 7/8% senior unsecured notes due 2018 (“2018 Notes” and, together with the 2022 Notes, “all senior unsecured notes”), the Partnership must make distributions of 100.0% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98.0% to the common unitholders and 2.0% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $1.1 million and $2.1 million were earned by the Company for the three and six months ended June 30, 2012, respectively.

The Partnership’s first quarter 2012 distribution on its common and preferred units of $0.33 per unit was paid on May 15, 2012. The Partnership’s second quarter 2012 distribution on its common and preferred units of $0.33 per unit will be paid on August 14, 2012.

(b)  Issuance of Partnership Equity

On May 15, 2012, the Partnership issued 10,200,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million. The net proceeds from the common units offering were used for general partnership purposes.

The Company reflects changes in its ownership interest in the Partnership as equity transactions.  The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company’s ownership interest in the Partnership.  Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional paid-in capital.  The Company’s book carrying amount per Partnership unit was below the price per unit received by the Partnership for its May 2012 sale of common units resulting in a change in equity of $12.3 million.  The change was recorded as an increase in additional paid in capital and a reduction in non-controlling interest during the period ended June 30, 2012.  The Company also reduced its deferred tax liability in the amount of $5.1 million relating to the difference between its book and tax investment in the Partnership with the offset to additional paid-in-capital.

(5) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the six months ended June 30, 2012 and 2011.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the six months ended June 30, 2012 and June 30, 2011 because the Company had a net loss for the periods.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to Crosstex Energy, Inc.	$(1,672)	$(1,073)	$(2,496)	$(2,609)
Distributed earnings allocated to:
Common shares	$5,682	$4,239	$10,891	$8,002
Unvested restricted shares	172	115	330	190
Total distributed earnings	$5,854	$4,354	$11,221	$8,192
Undistributed loss allocated to:
Common shares	$(7,307)	$(5,281)	$(13,323)	$(10,546)
Unvested restricted shares	(219)	(146)	(394)	(255)
Total undistributed loss	$(7,526)	$(5,427)	$(13,717)	$(10,801)
Net loss allocated to:
Common shares	$(1,625)	$(1,042)	$(2,432)	$(2,544)
Unvested restricted shares	(47)	(31)	(64)	(65)
Total net loss	$(1,672)	$(1,073)	$(2,496)	$(2,609)
Basic and diluted net loss per share:
Basic common share	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Diluted common share	(0.03)	(0.02)	(0.05)	(0.05)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,366	47,140	47,361	47,108

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

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of share-based compensation charged to general and administrative expense	$2,233	$1,596	$4,473	$3,386
Cost of share-based compensation charged to operating expense	316	265	640	729
Total amount charged to income	$2,549	$1,861	$5,113	$4,115
Interest of non-controlling partners in share-based compensation	$1,722	$763	$2,716	$1,672
Amount of related income tax benefit recognized in income	$306	$407	$887	$906

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2012 is provided below:

	Six Months Ended June 30, 2012
		Weighted Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	949,844	$10.45
Granted	352,912	16.53
Vested*	(232,700)	6.91
Forfeited	(13,954)	12.73
Non-vested, end of period	1,056,102	$13.23
Aggregate intrinsic value, end of period (in thousands)	$17,320

* Vested units include 60,401 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2012 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at June 30, 2012.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2012 and 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Restricted Units:	2012	2011	2012	2011
Aggregate intrinsic value of units vested	$280	$1,870	$3,806	$6,109
Fair value of units vested	$281	$2,383	$1,608	$5,556

As of June 30, 2012, there was $7.6 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

(c) Partnership Unit Options

A summary of the unit option activity for the six months ended June 30, 2012 is provided below:

	Six Months Ended June 30, 2012
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	451,574	$6.99
Exercised	(40,246)	5.06
Forfeited	(10,433)	16.34
Outstanding, end of period	400,895	$6.95
Options exercisable at end of period	334,326
Weighted average contractual term (years) end of period:
Options outstanding	6.7
Options exercisable	6.5
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,201
Options exercisable	$3,508

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and six months ended June 30, 2012 and June 30, 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Unit Options:	2012	2011	2012	2011
Intrinsic value of unit options exercised	$67	$479	$478	$985
Fair value of unit options vested	$—	$236	$277	$561

As of June 30, 2012, there was $0.1 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 0.5 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the six months ended June 30, 2012 is provided below:

	Six Months Ended
	June 30, 2012
		Weighted Average
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Grant-Date Fair Value
Non-vested, beginning of period	1,221,351	$7.40
Granted	454,146	13.28
Vested*	(244,195)	5.18
Forfeited	(18,850)	8.60
Non-vested, end of period	1,412,452	$9.66
Aggregate intrinsic value, end of period (in thousands)	$19,774

* Vested shares include 58,247 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2012 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at June 30, 2012.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and six months ended June 30, 2012 and June 30, 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, Inc. Restricted Shares:	2012	2011	2012	2011
Aggregate intrinsic value of shares vested	$391	$1,111	$3,127	$3,689
Fair value of shares vested	$260	$2,391	$1,266	$5,281

As of June 30, 2012 there was $7.6 million of unrecognized compensation costs related to CEI non-vested restricted shares. The cost is expected to be recognized over a weighted average period of 1.6 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of June 30, 2012:

	Six Months Ended June 30, 2012
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$—
Options exercisable at end of period	37,500	$—

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

The components of (gain) loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Change in fair value of derivatives that do not qualify for hedge accounting	$(7,095)	$(825)	$(5,913)	$730
Realized losses on derivatives	2,213	2,368	3,238	4,128
Ineffective portion of derivatives qualifying for hedge accounting	(23)	(101)	(61)	(82)
Net (gains) losses related to commodity swaps	$(4,905)	$1,442	$(2,736)	$4,776
Put option premium mark to market	—	94	—	181
(Gains) losses on derivatives	$(4,905)	$1,536	$(2,736)	$4,957

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Fair value of derivative assets — current, designated	$1,568	$151
Fair value of derivative assets — current, non-designated	5,112	2,716
Fair value of derivative assets — long term, designated	125	—
Fair value of derivative assets — long term, non-designated	1,479	—
Fair value of derivative liabilities — current, designated	—	(702)
Fair value of derivative liabilities — current, non-designated	(2,839)	(4,885)
Fair value of derivative liabilities — long term, non-designated	(7)	—
Net fair value of derivatives	$5,438	$(2,720)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of June 30, 2012 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2013 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	June 30, 2012
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(5,705)	$1,693
Total swaps designated as cash flow hedges		$1,693

Mark to Market Derivatives:*
Swing swaps (long contracts)	419	$3
Physical offsets to swing swap transactions (short contracts)	(419)	—
Swing swaps (short contracts)	(4,588)	(35)
Physical offsets to swing swap transactions (long contracts)	4,588	—

Basis swaps (long contracts)	2,501	(30)
Physical offsets to basis swap transactions (short contracts)	(2,501)	5,189
Basis swaps (short contracts)	(2,501)	15
Physical offsets to basis swap transactions (long contracts)	2,501	(6,624)

Third-party on-system swaps (long contracts)	155	—
Physical offsets to third-party on-system swap transactions (short contracts)	(155)	(22)

Processing margin hedges — liquids (short contracts)	(9,064)	4,210
Processing margin hedges — gas (long contracts)	1,188	(1,035)
Processing margin hedges — gas (short contracts)	(187)	240

Liquids swaps - non-designated (short contracts)	(4,393)	1,471

Storage swap transactions — gas (long contracts)	210	116
Storage swap transactions — gas (short contracts)	(290)	62
Storage swap transactions — liquids inventory (long contracts)	1,470	(25)
Storage swap transactions — liquids inventory (short contracts)	(4,830)	210

Total mark to market derivatives		$3,745

*      All are gas contracts, volume in MMBtu’s, except for liquids swaps (designated or non-designated) and processing margin hedges - liquids (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (ISDAs) with its counterparties. If the Partnership’s counterparties failed to perform under existing swap contracts, entered into under these ISDAs, the Partnership’s maximum loss as of June 30, 2012 of $13.5 million would be reduced to $12.1 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Increase (Decrease) in Midstream Revenue	2012	2011	2012	2011
Liquids realized loss included in Midstream revenue	$407	$(1,048)	$395	$(1,708)

Natural Gas

As of June 30, 2012, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of June 30, 2012, an unrealized derivative fair value net gain of $1.7 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income. Of that amount, a net gain of $1.6 million is expected to be reclassified into earnings through June 2013. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2012	$2,272	$1,473	$—	$3,745

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2012	December 31, 2011
	Level 2	Level 2
Commodity Swaps*	$5,438	$(2,720)
Total	$5,438	$(2,720)

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

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fair value of 2022 Notes classified as current debt	$250,000	$246,720	$—	$—
Long-term debt	$762,357	$816,500	$798,409	$882,500
Obligations under capital lease	$26,831	$28,847	$28,367	$27,637

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $ 48.0 million in borrowings under its revolving credit facility included in long-term debt as of June 30, 2012 and $85.0 million at December 31, 2011. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of June 30, 2012 and December 31, 2011, the Partnership also had borrowings totaling $714.4 million and $713.4 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and $250.0 million as of June 30, 2012 under the 2022 Notes with a fixed rate of 7.125%.  The fair value of all senior unsecured notes as of June 30, 2012 and December 31, 2011 was based on Level 1 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(9) Income Tax

The income tax provision for the six months ended June 30, 2012 reflects a tax benefit of $0.8 million for the current period loss. Unrecognized tax benefits increased $0.4 million during the six months ended June 30, 2012, and the increase, if recognized, would affect the effective tax rate.

The Company had recorded a deferred tax asset in the amount of $20.5 million and $10.8 million relating to the difference between its book and tax basis of its investment in the Partnership as of December 31, 2011 and June 30, 2012, respectively. Because the Company can only realize this deferred tax asset upon liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The deferred tax asset and the related valuation allowance decreased by $9.7 million during the second quarter of 2012 due to the Partnership’s issuance of common units.

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

At times, the Partnership’s gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership’s gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

The Partnership (or its subsidiaries) is defending lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas.  In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution.  The Partnership has accrued $2.0 million related to this matter and reflected the related

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

expense in operating expenses in the fourth quarter of 2011.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

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

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments and the Company’s general and administrative expenses, including the Partnership’s general and administrative expenses. Corporate assets consist primarily of property and equipment, including software, for general corporate support, working capital, debt financing costs, the investment in HEP, and as of June 30, 2012, $245.1 million in restricted cash. (See note 2 in these notes to condensed consolidated financial statements for additional discussion of the restricted cash)

Summarized financial information concerning the Partnership’s reportable segments as consolidated into the Company’s condensed financial statements is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended June 30, 2012:
Sales to external customers	$121,479	$61,236	$168,479	$—	$351,194
Sales to affiliates	60,415	17,227	40,243	(117,885)	—
Purchased gas and NGLs	(153,601)	(31,457)	(193,717)	117,885	(260,890)
Operating expenses	(8,759)	(14,144)	(7,668)	—	(30,571)
Segment profit	$19,534	$32,862	$7,337	$—	$59,733
Gain (loss) on derivatives	$4,541	$(153)	$517	$—	$4,905
Depreciation, amortization and impairments	$(3,200)	$(21,009)	$(8,069)	$(611)	$(32,889)
Capital expenditures	$1,886	$20,295	$30,255	$1,076	$53,512
Identifiable assets	$280,090	$1,086,299	$498,888	$383,160	$2,248,437
Three Months Ended June 30, 2011:
Sales to external customers	$219,479	$87,813	$218,443	$—	$525,735
Sales to affiliates	23,728	21,295	207	(45,230)	—
Purchased gas and NGLs	(211,417)	(64,360)	(198,630)	45,230	(429,177)
Operating expenses	(8,902)	(12,108)	(6,903)	—	(27,913)
Segment profit	$22,888	$32,640	$13,117	$—	$68,645
(Loss) gain on derivatives	$(1,269)	$(377)	$110	$—	$(1,536)
Depreciation, amortization and impairments	$(4,045)	$(18,744)	$(7,828)	$(1,037)	$(31,654)
Capital expenditures	$1,129	$16,807	$5,555	$715	$24,206
Identifiable assets	$327,174	$1,112,750	$492,920	$78,345	$2,011,189
Six Months Ended June 30, 2012:
Sales to external customers	$268,177	$125,917	$328,809	$—	$722,903
Sales to affiliates	133,225	48,711	85,787	(267,723)	—
Purchased gas and NGLs	(342,822)	(81,478)	(376,269)	267,723	(532,846)
Operating expenses	(16,696)	(27,295)	(14,387)	—	(58,378)
Segment profit	$41,884	$65,855	$23,940	$—	$131,679
Gain (loss) on derivatives	$4,643	$(2,416)	$509	$—	$2,736
Depreciation, amortization and impairments	$(6,372)	$(41,442)	$(16,028)	$(1,243)	$(65,085)
Capital expenditures	$1,888	$33,451	$45,917	$1,536	$82,792
Identifiable assets	$280,090	$1,086,299	$498,888	$383,160	$2,248,437
Six Months Ended June 30, 2011:
Sales to external customers	$424,397	$168,779	$422,329	$—	$1,015,505
Sales to affiliates	46,050	42,880	692	(89,622)	—
Purchased gas and NGLs	(406,920)	(127,519)	(384,294)	89,622	(829,111)
Operating expenses	(16,969)	(23,460)	(12,528)	—	(52,957)
Segment profit	$46,558	$60,680	$26,199	$—	$133,437
(Loss) gain on derivatives	$(3,954)	$(1,094)	$91	$—	$(4,957)
Depreciation, amortization and impairments	$(7,205)	$(36,464)	$(15,541)	$(2,116)	$(61,326)
Capital expenditures	$2,679	$35,011	$9,636	$1,202	$48,528
Identifiable assets	$327,174	$1,112,750	$492,919	$78,346	$2,011,189

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment profits	$59,733	$68,645	131,679	133,437
General and administrative expenses	(13,774)	(13,272)	(29,380)	(25,754)
Gain (loss) on derivatives	4,905	(1,536)	2,736	(4,957)
Gain on sale of property	406	60	504	80
Depreciation, amortization and impairments	(32,889)	(31,654)	(65,085)	(61,326)
Operating income	$18,381	$22,243	40,454	41,480

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, processing, marketing of natural gas and natural gas liquids (NGLs) and providing terminal services for crude oil through its subsidiaries. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, processing, transmission and marketing of natural gas, NGLs, and providing terminal services for crude oil.  These partnership interests consist of (i) 16,414,830 common units, representing approximately 22.0% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns a 2.0% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), which it manages in regional reporting segments of midstream activity.  The Partnership recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.  The Partnership’s geographic focus is in the north Texas Barnett shale (NTX) and in Louisiana which has two reportable business segments (the pipelines and processing plants located in Louisiana, or LIG system and the south Louisiana processing and NGL assets, or PNGL).  During 2011, the Partnership gained a presence in the Permian Basin in west Texas through a joint project with Apache Corporation, which is included in its NTX segment, and also gained access in the Eagle Ford shale in south Texas by its equity investment in Howard Energy Partners (“HEP”), which is included with our corporate assets for segment reporting.

The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas and NGLs for a margin, or to gather, process, transport or market natural gas and NGLs for a fee.  The Partnership earns a volume based fee for providing crude oil terminal services. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.  Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

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

The Partnership has recorded a loss of approximately $8.5 million during the six months ended June 30, 2012 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $8.5 million to $10.5 million on the Delivery Contract for the remainder of the year ending December 31, 2012.  This estimate is based on forward prices, basis spreads and other market assumptions as of June 30, 2012. These assumptions are subject to change if market conditions change during the remainder of 2012, and actual results under the Delivery Contract in 2012 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

Credit Facility. In January 2012, the Partnership amended its credit facility.  This amendment increased the Partnership’s borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2012, the Partnership amended its credit facility.  The amendment to its credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield Acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

Issuance of Partnership Equity. On May 15, 2012, the Partnership issued 10,200,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million. The net proceeds from the common units offering were used for general partnership purposes.

2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  The Partnership placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the Clearfield acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and the restricted cash was used to fund the acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

Investment in Limited Liability Company.  On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, the Partnership made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”

Clearfield Acquisition.  On July 2, 2012, the Partnership completed its previously announced acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia.

Clearfield’s assets include a 4,500-barrel-per-hour crude oil barge loading terminal on the Ohio River, a 28,000-barrel-per day crude oil rail loading terminal on the Ohio Central Railroad network, and approximately 200 miles of crude oil pipelines in Ohio and West Virginia.  The assets also include 500,000 barrels of above ground storage, six existing brine water disposal wells with two under development and an extensive fleet of trucks.  In addition, Clearfield owns more than 2,500 miles of unused right of way.

The Partnership paid approximately $210.0 million in cash for the acquisition and the acquisition was funded from restricted cash that resulted from the 2022 Notes offering. The assets associated with this acquisition will be included in a new reporting segment that will be referred to as Ohio River Valley. Pro-forma financial statements for the Clearfield acquisition are available our amended Current Report on Form 8-K/A filed on August 1, 2012.

Riverside Fractionation Facility Expansion.  On May 7, 2012, the Partnership announced its plans to increase its capacity to transload crude oil from rail cars to both barges and pipeline at its Riverside fractionation facility in southern Louisiana from approximately 4,500 barrels of crude oil per day to approximately 15,000 barrels of crude per day.  The Phase I modification of the Riverside facility, which allowed crude as well as NGLs to be transloaded from rail to barge, was operational in January 2012.  The Phase II development at the Riverside facility will include new storage tank facilities, upgraded pipeline connections and improved barge delivery capabilities on the Mississippi River.  Construction of the Phase II expansion project at Riverside began in late June 2012 and is expected be operational in the first quarter of 2013.  The expansion project is expected to cost approximately $16 million.  The Partnership has entered into a long-term agreement, which supports the expansion.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, costs related to acquisitions, (gain) loss on noncash derivatives, and minority interest; less gain on sale of property. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)

Net loss	$(1.7)	$(1.1)	$(2.5)	$(2.6)
Interest expense	21.3	20.7	40.7	40.4
Depreciation and amortization	32.9	31.7	65.1	61.3
Gain on sale of property	(0.4)	(0.1)	(0.5)	(0.1)
Stock-based compensation	2.6	1.9	5.1	4.1
Minority interest	(0.5)	2.6	3.1	4.4
Taxes	0.7	(0.2)	0.8	(0.9)
Other (a)	(6.2)	(0.1)	(4.6)	2.4
Adjusted EBITDA	$48.7	$55.4	$107.2	$109.0

(a)  Includes the Partnership’s financial derivatives marked-to-market, acquisition costs and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

We define gross operating margin, generally, as revenues minus cost of purchased gas and NGLs. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. These expenses are largely independent of the volumes the Partnership transports or processes and fluctuates depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because it separately evaluates commodity volume and price changes in these margin amounts. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Total gross operating margin	$90.3	$96.6	$190.1	$186.4

Add (deduct):
Operating expenses	(30.6)	(27.9)	(58.4)	(53.0)
General and administrative expenses	(13.8)	(13.3)	(29.4)	(25.8)
Gain on sale of property	0.4	0.1	0.5	0.1
Gain (loss) on derivatives	4.9	(1.5)	2.7	(5.0)
Depreciation and amortization	(32.9)	(31.8)	(65.1)	(61.2)
Operating income	$18.3	$22.2	$40.4	$41.5

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
LIG Segment
Revenues	$181.9	$243.2	$401.4	$470.4
Purchased gas and NGLs	(153.6)	(211.4)	(342.8)	(406.9)
Total gross operating margin	$28.3	$31.8	$58.6	$63.5
NTX Segment
Revenues	$78.5	$109.1	$174.6	$211.7
Purchased gas and NGLs	(31.5)	(64.4)	(81.5)	(127.5)
Total gross operating margin	$47.0	$44.7	$93.1	$84.2
PNGL Segment
Revenues	$208.7	$218.7	$414.6	$423.0
Purchased gas and NGLs	(193.7)	(198.6)	(376.3)	(384.3)
Total gross operating margin	$15.0	$20.1	$38.3	$38.7
Corporate
Revenues	$(117.9)	$(45.2)	$(267.7)	$(89.6)
Purchased gas and NGLs	117.9	45.2	267.7	89.6
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$351.2	$525.8	$722.9	$1,015.5
Purchased gas and NGLs	(260.9)	(429.2)	(532.8)	(829.1)
Total gross operating margin	$90.3	$96.6	$190.1	$186.4

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	802,000	923,000	851,000	931,000
Processing (MMBtu/d)	249,000	236,000	256,000	247,000
NTX
Gathering and Transportation (MMBtu/d)	1,188,000	1,184,000	1,184,000	1,119,000
Processing (MMBtu/d)	351,000	269,000	334,000	243,000
PNGL
Processing (MMBtu/d)	833,000	881,000	854,000	901,000
NGL Fractionation (Gals/d)	1,320,000	1,145,000	1,251,000	1,139,000

Commercial Services (MMBtu/d)	11,000	85,000	12,000	99,000

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Gross Operating Margin. Gross operating margin was $90.3 million for the three months ended June 30, 2012 compared to $96.6 million for the three months ended June 30, 2011, a decrease of $6.3 million, or 6.5%. The decrease was primarily due to gross operating margin declines in the processing business due to a less favorable NGL market.  The decrease was partially offset by gross operating margins generated from increased gathering and processing activity in the Partnership’s north Texas region. The following provides additional details regarding this change in gross operating margin:

•                        The NTX segment had gross operating margin improvement of $2.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $1.7 million. The north Texas processing plants also had a gross operating margin increase of $0.4 million for the comparable periods due to increased supply from the expansion projects which offset the negative margin impact caused by less favorable NGL markets during 2012 as compared to the same period in 2011.  In addition, the Permian Basin commenced gas processing facilities, which came online in the first quarter of 2012 and contributed $1.7 million to gross operating margin. These increases were partially offset by an increase in losses of $1.6 million on the Delivery Contract discussed more fully under “Overview”.

•                  The PNGL segment had a gross operating margin decrease of $5.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The weaker processing environment contributed to a significant decline in the gross operating margins for processing plants during the three months ended June 30, 2012.  Overall, the south Louisiana processing plants reported a combined gross operating margin decrease of approximately $6.0 million. This decrease was partially offset by our new crude oil terminal activity in south Louisiana, which contributed $1.0 million to PNGL’s gross operating margin during the three months ended June 30, 2012.

•                        The LIG segment contributed a decrease in gross operating margin of $3.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The weaker processing environment contributed to a significant decline in the gross operating margins for our processing activities during the three months ended June 30, 2012. Gross operating margins decreased by $1.1 million from our Plaquemine and Gibson plants and decreased by $5.5 million from gas processed for our account by a third-party processor between periods. These decreases were partially offset by an increase in gross operating margins of $3.1 million on the LIG gathering and transmission assets.

Operating Expenses. Operating expenses were $30.6 million for the three months ended June 30, 2012 compared to $27.9 million for the three months ended June 30, 2011, an increase of $2.7 million, or 9.5%. The increase is primarily a result of the following:

•                  the Partnership’s labor and benefits expense increased by $0.8 million related to an increase in employee headcount for activity related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment which was offset by a $0.7 million decrease in bonus expense;

•                  the Partnership’s materials, supplies and contractor cost increased by $2.0 million related to compressor overhauls and required maintenance activities performed in 2012;

•                  the Partnership’s fees and services increased by $0.6 million related to litigation costs and project expansion activities;

•                  the Partnership’s ad valorem tax expense increased by $0.2 million due to project expansions; and

•                  the Partnership’s lease expense decreased by $0.4 million related to decreased use of leased compressors.

General and Administrative Expenses. General and administrative expenses were $13.8 million for the three months ended June 30, 2012 compared to $13.3 million for the three months ended June 30, 2011, an increase of $0.5 million, or 3.8%. The increase is primarily due to the following:

•                  the Partnership’s salaries and wages increased by $0.5 million due to an increase in headcount offset by a decrease of $2.3 million in bonus expense;

•                  the Partnership’s bad debt expense increased by $0.3 million;

•                  the Partnership’s stock based compensation expense increased by $0.6 million; and

•                  the Partnership’s fees and services increased by $1.4 million primarily related to closing the Clearfield acquisition and diligence.

Gain/Loss on Derivatives. The Partnership had a gain on derivatives of $4.9 million for the three months ended June 30, 2012 compared to a loss of $1.5 million for the three months ended June 30, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended June 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$1.2	$1.5	$0.4	$0.4
Processing margin hedges	(4.4)	0.7	1.3	2.0
Other	(1.7)	—	(0.2)	—
Net (gains) losses related to commodity swaps	$(4.9)	$2.2	$1.5	$2.4

Depreciation and Amortization. Depreciation and amortization expenses were $32.9 million for the three months ended June 30, 2012 compared to $31.7 million for the three months ended June 30, 2011, an increase of $1.2 million, or 3.8%. The increase includes $1.6 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership’s gathering system in North Texas. In addition, depreciation decreased by $0.4 million due primarily to accelerated depreciation on abandoned projects in 2011 offset by net additions to assets placed in service during 2012.

Interest Expense. Interest expense was $21.3 million for the three months ended June 30, 2012 compared to $20.7 million for the three months ended June 30, 2011, an increase of $0.6 million, or 2.9%. Net interest expense consists of the following (in millions):

	Three Months Ended
	June 30,
	2012	2011

Senior notes	$18.0	$16.6
Bank credit facility	1.3	1.3
Amortization of debt issue costs	1.8	2.5
Other	0.2	0.3
Total	$21.3	$20.7

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss).  The interest of non-controlling partners in the Partnership’s net income was a net loss of $0.1 million for the three months ended June 30, 2012 compared to a net income of $2.7 million for the three months ended June 30, 2011 due to the changes shown in the following summary (in millions):

	Three Months Ended June 30,
	2012	2011

Net (loss) income for the Partnership	$(2.5)	$1.7
Income allocation to CEI for the general partner incentive distribution	(1.1)	(0.6)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1.1	0.8
Income allocation to CEI for its 2% general partner share of Partnership income	0.1	—
Net (loss) income allocable to limited partners	(2.4)	1.9
Less: CEI’s share of net loss allocable to limited partners	(1.9)	(0.9)
Plus: Non-controlling partners’ share of net income in Denton County Joint Venture	—	(0.1)
Non-controlling partners’ share of Partnership net income (loss)	$(0.5)	$2.7

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Gross Operating Margin. Gross operating margin was $190.1 million for the six months ended June 30, 2012 compared to $186.4 million for the six months ended June 30, 2011, an increase of $3.7 million, or 2.0%. The increase was due to increased gross operating margins from the Partnership’s gathering and transmission assets partially offset by declines in margins from the Partnership’s processing activities due to less favorable NGL markets during 2012. The following provides additional details regarding this change in gross operating margin:

•                       The NTX segment had a gross operating margin increase of $9.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $6.2 million. The north Texas processing plants also had a gross operating margin increase of $2.8 million for the comparable periods due to increased supply from the expansion projects. In addition, the gas processing facilities located in the Permian Basin contributed $2.5 million to gross operating margin. These increases were partially offset by an increase in losses of $2.5 million on the Delivery Contract discussed more fully under “Overview.”

•                       The PNGL segment had a decrease in gross operating margin of $0.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The weaker processing environment during the second quarter of 2012 contributed to a decline in the gross operating margins for processing activities during the six months ended June 30, 2012. Overall, the south Louisiana processing plants reported a combined gross operating margin decrease of approximately $4.7 million between periods.  This decrease was partially offset by an increase of $2.5 million in gross operating margin from the Partnership’s NGL fractionation and marketing activity. The primary contributor to the gross operating margin increase from the Partnership’s NGL activities was $2.9 million from the Eunice fractionator which was restarted in mid-2011. The PNGL segment also includes the Partnership’s new crude terminal activity in south Louisiana which contributed $1.8 million to the PNGL’s gross operating margin for the six months ended June 30, 2012.

•                       The LIG segment had a gross operating margin decrease of $4.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The weaker processing environment during the second quarter of 2012 contributed to a decline in the gross operating margins for processing activities during the six months ended June 30, 2012. Gross operating margins decreased by $0.3 million from the Partnership’s Plaquemine and Gibson plants and decreased by $9.8 million from gas processed for the Partnership’s account by a third-party processor between periods.  These decreases were partially offset by an increase in gross operating margins of $5.1 million on the LIG gathering and transmission assets.

Operating Expenses. Operating expenses were $58.4 million for the six months ended June 30, 2012 compared to $53.0 million for the six months ended June 30, 2011, an increase of $5.4 million, or 10.2%. The increase is primarily a result of the following:

•                  the Partnership’s labor and benefits expense increased by $1.7 million related to an increase in employee headcount for activities related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment, which was partially offset by a $1.3 million reduction in bonus expense;

•                  the Partnership’s materials, supplies and contractor cost increased by $2.8 million related to compressor overhauls and required maintenance activities performed in 2012;

•                  the Partnership’s fees and services increased by $1.0 million related to litigation costs and project expansion activities;

•                  the Partnership’s ad valorem tax expense increased by $0.9 million due to project expansions; and

•                  the Partnership’s lease expense decreased by $0.6 million related to decreased use of leased compressors.

General and Administrative Expenses. General and administrative expenses were $29.4 million for the six months ended June 30, 2012 compared to $25.8 million for the six months ended June 30, 2011, an increase of $3.6 million, or 14.1%. The increase is primarily a result of the following:

•                  the Partnership’s salaries, wages, and benefits increased by $1.6 million due to an increase in headcount offset by a decrease of $2.2 million in bonus expense;

•                  the Partnership’s stock based compensation expense increased by $1.0 million; and

•                  the Partnership’s fees and services increased by $2.5 million related to legal and other professional fees of which $1.3 million relates to the Partnership’s recent Clearfield acquisition.

Gain/Loss on Derivatives. Gain on derivatives was $2.7 million for the six months ended June 30, 2012 compared to a loss of $5.0 million for the six months ended June 30, 2011. The derivative transaction types contributing to the net loss are as follows (in millions):

	Six Months Ended June 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$3.5	$2.2	$1.0	$1.1
Processing margin hedges	(4.2)	1.6	4.0	3.2
Other	(2.0)	(0.6)	—	(0.2)
Net (gains) losses related to commodity swaps	$(2.7)	$3.2	$5.0	$4.1

Depreciation and Amortization. Depreciation and amortization expenses were $65.1 million for the six months ended June 30, 2012 compared to $61.3 million for the six months ended June 30, 2011, an increase of $3.8 million, or 6.2%. The increase includes $3.4 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership’s gathering system in North Texas.  In addition, depreciation expense increased $0.3 million primarily due to an increase of assets placed in service during 2012.

Interest Expense. Interest expense was $40.7 million for the six months ended June 30, 2012 compared to $40.4 million for the six months ended June 30, 2011. Net interest expense consists of the following (in millions):

	Six Months Ended
	June 30,
	2012	2011

Senior notes	$34.1	$33.1
Bank credit facility	4.5	2.5
Amortization and write off of debt issue costs	2.5	4.1
Other	(0.4)	0.7
Total	$40.7	$40.4

Interest of Non-Controlling Partners in the Partnership’s Net Income (Loss). The interest of non-controlling partners in the Partnership’s net income was a gain of $3.1 million for the six months ended June 30, 2012 compared to a gain of $4.4 million for the six months ended June 30, 2011 due to the changes shown in the following summary (in millions):

	Six Months Ended
	June 30,
	2012	2011

Net income for the Partnership	$0.5	$1.8
Income allocation to CEI for the general partner incentive distribution	(2.1)	(1.0)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	2.3	1.7
Income (loss) allocation to CEI for its 2% general partner share of Partnership income (loss)	—	(0.1)
Net income allocable to limited partners	0.7	2.4
Less: CEI’s share of net loss allocable to limited partners	(2.5)	(2.1)
Plus: Non-controlling partners’ share of net income in Denton County Joint Venture	(0.1)	(0.1)
Non-controlling partners’ share of Partnership net income	$3.1	$4.4

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $51.4 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $63.8 million for six months ended June 30, 2011. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011

Income before non-cash income and expenses	$64.7	$71.2
Changes in working capital	$(13.3)	$(7.4)

The decrease in cash flow from income before non-cash income and expenses of $6.5 million resulted from a decrease in gross operating margin from six months ended June 30, 2012 compared to six months ended June 30, 2011.

Cash Flows from Investing Activities. Net cash used in investing activities was $141.7 million for the six months ended June 30, 2012 and $84.5 million for the six months ended June 30, 2011. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Growth capital expenditures	$83.4	$44.4
Maintenance capital expenditures	6.6	5.2
Investment in limited liability company	52.3	35.0
Total	$142.3	$84.6

Cash Flows from Financing Activities. Net cash provided by financing activities was $68.1 million for the six months ended June 30, 2012 and $4.9 million for the six months ended June 30, 2011. The Partnership’s primary financing activities consist of the following (in millions):

	Six Months Ended
	June 30,
	2012	2011
Net (repayments) borrowings on bank credit facility	$(37.0)	$52.0
2022 Notes borrowings	250.0	—
Series B senior secured note repayment	—	(7.1)
Net repayments under capital lease obligations	(1.5)	(1.5)
Debt refinancing costs	(5.0)	(3.8)
Common unit offerings	158.0	—
Increase in restricted cash	(245.1)	—

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash dividends and distributions made during the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Dividend to shareholders	$11.2	$8.2
Non-controlling partner distributions	32.6	27.3
Total	$43.8	$35.5

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of June 30, 2012, the Partnership had approximately $529.4 million of available borrowing capacity under our credit facility. Changes in drafts payable for the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
(Decrease) increase in drafts payable	$(6.0)	$3.2

Working Capital.  We had a working capital deficit of $6.8 million as of June 30, 2012.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  During times of significant construction accounts payable balances also include construction related invoices which negatively impact working capital until paid from long-term funds. In addition, although the Partnership strives to minimize the amount of time and volumes that its natural gas and NGLs are kept in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Potential Changes in Operations During 2012.  Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant.  The primary term of the contract expired on June 30, 2012 and is currently renewed on a month-to-month basis.  The Partnership will negotiate with this third-party to establish a long-term fractionation agreement.  If this third-party ceases to fractionate the produced NGLs from the Sabine plant after June 30, 2012 and the Partnership is unsuccessful in determining another alternative for its Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.  The net book value of the Sabine plant was $46.4 million (including $13.3 million of intangible assets attributable to customer relationships) as of June 30, 2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to approximately $27.0 million based on the net book value as of June 30, 2012.

The Partnership has a gas gathering contract with a major producer in our North Texas assets that is set to expire on August 31, 2012 and will be on a month-to-month basis beginning September 1, 2012.  The Partnership is negotiating with this producer to continue to provide gathering services on a long-term basis but it anticipates that such future gathering services, if any, will be provided at lower rates and volumes than currently under contract. Gross operating margins from this producer were $11.0 million for the six months ended June 30, 2012. In the event production on this system is significantly reduced due to the expiration of this contract, the Partnership will be able to reduce operating expenses to support the reduced operations although such cost reductions will not cover the margin decline.

Recently, a slurry filled sinkhole developed near the Partnership’s 36 inch pipeline in Napoleonville, Louisiana.  Because of the proximity of the slurry to its system, the Partnership isolated and shut in a portion of the pipeline. The shut in will impact approximately 149,000 MMBtu/d of supply to the river markets.  The Partnership notified its customers and they have made arrangements to secure supply to avoid disruptions in this area.  At this time, the Partnership is still assessing the financial impact.

Capital Requirements. During the six months ended June 30, 2012, capital investments were $142.3 million (including $52.3 million related to HEP), which were funded by internally generated cash flow and from borrowings under the Partnership’s credit facility. The Partnership’s remaining 2012 projected capital spend for growth capital includes approximately $388.0 million related to project and acquisition expenditures which include $210.0 million for the Clearfield acquisition completed on July 2, 2012 and $111.5 million for Cajun-Sibon NGL pipeline expansion. The Partnership expects to fund the growth capital expenditures from the proceeds of borrowing under its bank credit facility and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2012.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2012 is as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations (1)	$975.0	$250.0	$—	$—	$—	$—	$725.0
Bank credit facility	48.0	—	—	—	—	48.0	—
Interest payable on fixed long-term debt obligations	563.7	41.4	82.2	82.2	82.2	82.2	193.5
Capital lease obligations	32.8	2.3	4.6	4.6	4.6	4.6	12.1
Operating lease obligations	33.5	4.0	8.5	6.2	4.7	3.9	6.2
Purchase obligations	3.3	3.3	—	—	—	—	—
Uncertain tax position obligations	4.6	4.6	—	—	—	—	—
Total contractual obligations	$1,660.9	$305.6	$95.3	$93.0	$91.5	$138.7	$936.8

(1) See note 2 in these notes to condensed consolidated financial statements.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at June 30, 2012, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $1.6 million per year or $0.8 million for the remainder of 2012.

Indebtedness

As of June 30, 2012 and December 31, 2011, long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2012 and December 31, 2011 was 3.33% and 2.9%, respectively	$48.0	$85.0
Senior unsecured notes (due 2018), net of discount of $10.6 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714.4	713.4
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	—
	1,012.4	798.4
Less current portion	(250.0)	—
Debt classified as long-term	$762.4	$798.4

Credit Facility. In January 2012, the Partnership amended its credit facility.  This amendment increased the Partnership’s borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2012, the Partnership amended its credit facility.  The amendment to its credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

As of June 30, 2012, the Partnership’s credit facility had a borrowing capacity of $635.0 million and there was $57.6 million in letters of credit issued and outstanding under the credit facility and $48.0 million of borrowings outstanding, leaving approximately $529.4 million available for future borrowing. The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries. The credit facility matures in May 2016.

2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  The Partnership placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and a portion of the restricted cash was used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the six months ended June 30, 2012, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products.  The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives to clear through clearinghouses.  The Partnership may be affected by the cost of margin requirements and of certain clearing and trade-execution requirements in connection with its derivatives activities.  The CFTC has adopted regulations that may provide to the Partnership the certainty that it will not be required to comply directly with margin requirements or clearing requirements. The rules could also impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially.  The legislation and new regulations may also require counterparties to its derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations, including determinations with respect to the applicability of margin requirements and other trading structures, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks it encounters, reduce its ability to monetize or restructure its existing derivative contracts, and increase its exposure to less creditworthy counterparties.  If it reduces its use of derivatives as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  Its revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on the Partnership, its financial condition, and its results of operations.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gathering and transportation margin	63.6%	56.4%	60.6%	56.4%

Gas processing margins:
Processing margin	9.0%	18.9%	13.7%	18.5%
Percent of liquids	10.9%	12.8%	9.2%	12.2%
Fee based	16.5%	11.9%	16.5%	12.9%
Total gas processing	36.4%	43.6%	39.4%	43.6%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership has hedges in place at June 30, 2012 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume	The Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
					(In thousands)
July 2012 — December 2012	Ethane	31 (MBbls)	Index	$0.4885 /gal	$213
July 2012 — December 2012	Propane	28 (MBbls)	Index	$1.2910 /gal	514
July 2012 — December 2012	Normal Butane	15 (MBbls)	Index	$1.7227 /gal	265
July 2012 — December 2012	Natural Gasoline	11 (MBbls)	Index	$2.3247 /gal	261
					$1,253

*weighted average

			The
Period	Underlying	Notional Volume	Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
					(In thousands)
January 2013 — December 2013	Ethane	63 (MBbls)	Index	$0.4533 /gal	$257
January 2013 — December 2013	Propane	45 (MBbls)	Index	$1.2622 /gal	726
January 2013 — December 2013	Normal Butane	27 (MBbls)	Index	$1.7966 /gal	530
January 2013 — December 2013	Natural Gasoline	20 (MBbls)	Index	$2.2795 /gal	398
					$1,911

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on POL contracts. The Partnership hedges POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 39.5% of its hedgeable volumes at risk through December 2012 (21.2% of total volumes at risk through December 2012).  The Partnership has also hedged 39.6% of its hedgeable volumes at risk for 2013 (18.6% of total volumes at risk for 2013).

The Partnership also has hedges in place at June 30, 2012 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

Period	Underlying	Notional Volume	The Partnership Pays		The Partnership Receives		Fair Value Asset/(Liability)
							(In thousands)
July 2012—December 2012	Ethane	28 (MBbls)	Index		$0.7025 /gal	*	$459
July 2012—December 2012	Propane	41 (MBbls)	Index		$1.3368 /gal	*	831
July 2012—December 2012	Normal Butane	25 (MBbls)	Index		$1.7416 /gal	*	467
July 2012—December 2012	Natural Gasoline	20 (MBbls)	Index		$2.2309 /gal	*	376
July 2012—December 2012	Natural Gas	2,723 (MMBtu/d)	$4.5752 /MMBtu	*	Index		(803)
							$1,330

*weighted average

Period	Underlying	Notional Volume	The Partnership Pays		The Partnership Receives	Fair Value Asset/(Liability)
						(In thousands)
January 2013—December 2013	Propane	49 (MBbls)	Index		$1.3236 /gal*	$916
January 2013—December 2013	Normal Butane	29 (MBbls)	Index		$1.8653 /gal*	668
January 2013—December 2013	Natural Gasoline	23 (MBbls)	Index		$2.3217 /gal*	493
January 2013—December 2013	Natural Gas	1,370 (MMBtu/d)	$3.5605 /MMBtu	*	Index	8
						$2,085

*     weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 40.7% of its hedgeable liquids volumes at risk through December 31, 2012 (7.1% of total liquids volumes at risk) and 46.2% of the related hedgeable PTR volumes through

December 31, 2012 (5.7% of total PTR volumes). The Partnership has also hedged 18.2% of its hedgeable liquids volumes at risk for 2013 (3.0% of total liquids volumes at risk) and 23.1% of the related hedgeable PTR volumes for 2013 (2.9% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 2.9% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of June 30, 2012, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $5.4 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $1.9 million in the net fair value asset of these contracts as of June 30, 2012 to a net fair value asset of approximately $3.5 million.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At June 30, 2012, the Partnership had $48.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.4 million for the year.

At June 30, 2012, the Partnership had non-current fixed rate debt obligations of $714.4 million, consisting of its senior unsecured notes due 2018 with an interest rate of 8.875%. The fair value of this fixed rate obligation was approximately $768.5 million as of June 30, 2012. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $24.1 million.

At June 30, 2012, the Partnership had current fixed rate debt obligations of $250.0 million, consisting of its senior unsecured notes due 2022 with an interest rate of 7.125%. The fair value of this fixed rate obligation was approximately $246.7 million as of June 30, 2012. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $17.5 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2012), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 except as listed below.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On April 17, 2012, the U.S. Environmental Protection Agency (“EPA”) approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require, among other things, the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  Moreover, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations.  The rules also establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration.  These regulations could require a number of modifications to our natural gas exploration and production customer’s as well as our operations including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs.  The incurrence of such expenditures and costs by our customers could result in reduced production by those customers and thus translate into reduced demand for our services.

In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production.  On May 4, 2012, the federal Bureau of Land Management announced draft rules that, if adopted, would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands.  Moreover, in late 2011, the EPA announced that it is developing standards for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and indicated that such standards would be proposed by 2014.  The adoption and implementation of one or both of these rules could further result in increased expenditures for our natural gas exploration and production customers or us, and could result in reduced demand for our services by these customers.

The recent adoption of derivatives legislation by the United States Congress and promulgation of related regulations could have an adverse effect on our ability to hedge risks associated with our business.

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products.

The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives to clear through clearinghouses.  We may be affected by the cost of margin requirements and of certain clearing and trade-execution requirements in connection with our derivatives activities.  The CFTC has adopted regulations that may provide to us the certainty that we will not be required to comply directly with margin requirements or clearing requirements. The rules could also impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially.  The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations, including determinations with respect to the applicability of margin requirements and other trading structures, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Item 5. Other Information

Certificate of Amendment to the Certificate of Limited Partnership

As previously disclosed, Crosstex Energy GP, L.P. merged with and into Crosstex Energy GP, LLC, thereby eliminating the separate existence of Crosstex Energy GP, L.P.  In connection with such merger, Crosstex Energy GP, LLC became the general partner of the Partnership.  On August 6, 2012, the Partnership filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Limited Partnership of the Partnership reflecting the admission of Crosstex Energy GP, LLC as the general partner of the Partnership.  A copy of the Certificate of Amendment to the Certificate of Limited Partnership of the Partnership is filed as Exhibit 3.4 hereto and incorporated herein by reference.

Credit Agreement Amendment

On August 3, 2012, the Partnership entered into a Fifth Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended that certain Amended and Restated Credit Agreement, dated as of February 10, 2010 (the “Credit Agreement”), by and among the Partnership, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto, as amended by First Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2011 (the “First Amendment”), Second Amendment to Amended and Restated Credit Agreement, dated as of July 11, 2011 (the “Second Amendment”), Third Amendment to Amended and Restated Credit Agreement, dated as of January 24, 2012 (the “Third Amendment”) and Fourth Amendment to Amended and Restated Credit Facility, dated as of May 23, 2012 (the “Fourth Amendment,” and, together with the Credit Agreement, the First Amendment, the Second Amendment, the Third Amendment and the Credit Agreement Amendment, the “Amended Credit Agreement”).

The Credit Agreement Amendment amends the Credit Agreement to require, on a semi-annual basis, the Partnership to deliver additional real property information to the administrative agent thereunder.

The description set forth above is qualified in its entirety by (i) the Credit Agreement, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 16, 2010, (ii) the First Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 3, 2011, (iii) the Second Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 12, 2011, (iv) the Third Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 25, 2012, (v) the Fourth Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 24, 2012 and (vi) the Credit Agreement Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2018 Supplemental Indenture

On August 6, 2012, the Partnership, Crosstex Energy Finance Corporation (“FinCo” and, together with the Partnership, the “Issuers”), Clearfield Acquisition Corporation and Wells Fargo Bank, National Association, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “2018 Supplemental Indenture”) to the Indenture, dated as of February 10, 2010 (the “2018 Indenture”), among the Issuers, certain subsidiary guarantors and the Trustee, which governs the 2018 Notes. The 2018 Supplemental Indenture amends the 2018 Indenture to add Clearfield Acquisition Corporation as a guarantor of the 2018 Notes in order to satisfy the Issuers’ obligation to add as a guarantor of the 2018 Notes certain subsidiaries of the Partnership that guarantee any other indebtedness of the Issuers. A copy of the 2018 Supplemental Indenture is filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q.

The description set forth above is qualified in its entirety by (i) the 2018 Supplemental Indenture, which is filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference and (ii) the 2018 Indenture, which is filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on February 16, 2010.

2022 Supplemental Indenture

On August 6, 2012, the Issuers, Clearfield Acquisition Corporation and the Trustee entered into a Supplemental Indenture (the “2022 Supplemental Indenture”) to the Indenture, dated as of May 24, 2012 (the “2022 Indenture”), among the Issuers, certain subsidiary guarantors and the Trustee, which governs the 2022 Notes. The 2022 Supplemental Indenture amends the 2022 Indenture to add Clearfield Acquisition Corporation as a guarantor of the 2022 Notes in order to satisfy the Issuers’ obligation to add as a guarantor of the 2022 Notes certain subsidiaries of the Partnership that guarantee any other indebtedness of the Issuers. A copy of the 2022 Supplemental Indenture is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q.

The description set forth above is qualified in its entirety by (i) the 2022 Supplemental Indenture, which is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference and (ii) the 2022 Indenture, which is filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on May 24, 2012.

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company on May 8, 2012 the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters, were as stated below.

Proposal One:

The following nominees for directors were elected to serve three-year terms expiring in 2015:

Nominee	For	Withheld	Broker Non- Votes
Leldon E. Echols	32,011,545	477,826	10,198,805
Sheldon B. Lubar	31,858,082	631,289	10,198,805

Following the annual meeting, Bryan H. Lawrence, Cecil E. Martin Jr. and James C. Crain, having terms expiring in 2013, Barry E. Davis and Robert F. Murchison, having terms expiring in 2014, continued in office.

Proposal Two:

The appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2012 was ratified:

For:	42,523,393
Against:	138,011
Abstain:	26,772
Broker Non-Votes:	0

Proposal Three:

The proposal relating to the approval of an advisory resolution regarding executive compensation was approved:

For:	31,803,805
Against:	594,472
Abstain:	91,094
Broker Non-Votes:	10,198,805

Proposal Four:

The stockholder proposal relating to amending the Company’s employment policy to explicitly prohibit discrimination based on sexual orientation and gender identity or expression was not adopted:

For:	11,021,872
Against:	18,125,878
Abstain:	3,341,621
Broker Non-Votes:	10,198,805

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

2.1**	—

Stock Purchase and Sale Agreement, dated as of May 7, 2012, by and among Energy Equity Partners, L.P., the Individual Owners (as defined therein), Clearfield Energy, Inc., Clearfield Holdings, Inc., West Virginia Oil Gathering Corporation, Appalachian Oil Purchasers, Inc., Kentucky Oil Gathering Corporation, Ohio Oil Gathering Corporation II, Ohio Oil Gathering Corporation III, OOGC Disposal Company I, M&B Gas Services, Inc., Clearfield Ohio Holdings, Inc., Pike Natural Gas Company, Eastern Natural Gas Company, Southeastern Natural Gas Company and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 7, 2012, filed with the Commission on May 8, 2012, file No. 000-50067).

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

3.3	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.4	—	Certificate of Amendment to the Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by

Number		Description
reference to Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file No. 000-50067).
3.5	—

Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).

3.6	—

Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007, file No. 000-50067).

3.7	—

Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008, file No. 000-50067).

3.8	—

Amendment No. 3 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of January 19, 2010 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010, file No. 000-50067).

3.9	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.10	—

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

Indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

4.2	—

Registration Rights Agreement, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

4.3	—

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 8 7/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file No. 000-50067).

4.4	—

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file No. 000-50067).

10.1	—

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

10.2	—

Purchase Agreement, dated as of May 10, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 9, 2012, filed with the Commission on May 11, 2012, file No. 000-50067).

10.3	—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 3, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file No. 000-50067).

31.1*	—	Certification of the Principal Executive Officer.

Number		Description
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*                      Filed herewith.

**               Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

August 7, 2012