Form 10-Q/A
period 2012-06-30
CROSSTEX ENERGY INC
filed 2012-08-27
CIK 1209821

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 7, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following condensed consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Certificate of Amendment to the Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file No. 000-50067).

3.5	—

Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K

Number		Description
dated March 23, 2007, filed with the Commission on March 27, 2007).
3.6	—

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

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011,

Number	Description

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

*                      Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012.

**               Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, INC.

	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

August 27, 2012