Form 10-Q
period 2012-09-30
CROSSTEX ENERGY INC
filed 2012-11-09
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

As of October 29, 2012, the Registrant had 47,413,631 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,095	$30,343
Accounts receivable:
Trade, net of allowance for bad debt of $428 and $405, respectively	75,067	22,680
Accrued revenue and other	121,218	143,197
Fair value of derivative assets	4,336	2,867
Natural gas and natural gas liquids, prepaid expenses and other	15,110	9,965
Assets held for disposition	22,822	—
Total current assets	244,648	209,052
Property and equipment, net of accumulated depreciation of $473,433 and $406,773, respectively	1,395,812	1,242,890
Fair value of derivative assets	750	—
Intangible assets, net of accumulated amortization of $242,205 and $199,248, respectively	446,105	451,462
Goodwill	150,630	—
Investment in limited liability company	88,761	35,000
Other assets, net	27,168	24,212
Total assets	$2,353,874	$1,962,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$39,906	$22,549
Accrued gas and crude oil purchases	99,526	106,233
Fair value of derivative liabilities	860	5,587
Other current liabilities	59,274	66,567
Accrued interest	15,326	24,918
Liabilities held for disposition	2,261	—
Total current liabilities	217,153	225,854
Long-term debt	970,331	798,409
Other long-term liabilities	31,922	23,919
Deferred tax liability	137,416	85,187
Fair value of derivative liabilities	12	—
Commitments and contingencies	—	—
Stockholders’ equity	997,040	829,247
Total liabilities and stockholders’ equity	$2,353,874	$1,962,616

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$406,968	$517,498	$1,129,871	$1,533,003
Operating costs and expenses:
Purchased gas, NGLs and crude oil	307,223	426,539	840,070	1,255,650
Operating expenses	35,551	28,126	93,928	81,083
General and administrative	17,349	14,331	46,729	40,084
(Gain) loss on sale of property	109	397	(395)	317
(Gain) loss on derivatives	759	563	(1,977)	5,520
Depreciation and amortization	45,078	31,930	110,163	93,257
Total operating costs and expenses	406,069	501,886	1,088,518	1,475,911
Operating income	899	15,612	41,353	57,092
Other income (expense):
Interest expense, net of interest income	(23,228)	(19,506)	(63,926)	(59,946)
Equity in earnings of limited liability company	1,511	—	1,511	—
Other income	4,440	786	4,464	656
Total other expense	(17,277)	(18,720)	(57,951)	(59,290)
Loss before non-controlling interest and income taxes	(16,378)	(3,108)	(16,598)	(2,198)
Income tax benefit	1,824	1,156	2,612	2,054
Net loss	(14,554)	(1,952)	(13,986)	(144)
Less: Net income (loss) attributable to the non-controlling interest	(10,240)	(364)	(7,176)	4,054
Net loss attributable to Crosstex Energy, Inc.	$(4,314)	$(1,588)	$(6,810)	$(4,198)
Net loss per common share:
Basic and diluted common share	$(0.09)	$(0.04)	$(0.14)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	47,396	47,191	47,372	47,136

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Unaudited) (In thousands)
Net loss	$(14,554)	$(1,952)	$(13,986)	$(144)
Hedging losses reclassified to earnings, net of taxes of ($48), $42, ($6) and $150, respectively	(546)	380	(162)	1,360
Adjustment in fair value of derivatives, net of taxes of ($14), $33, ($154) and ($119), respectively	(165)	301	1,417	(1,083)
Comprehensive income (loss)	(15,265)	(1,271)	(12,731)	133
Less: Comprehensive income (loss) attributable to the non-controlling interest	(3,669)	191	991	4,278
Comprehensive loss attributable to Crosstex Energy, Inc.	$(11,596)	$(1,462)	$(13,722)	$(4,145)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2012

					Accumulated
	Common Stock		Additional Paid in	Retained Earnings	Other Comprehensive	Non- Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total

	(Unaudited)
	(In thousands)
Balance, December 31, 2011	47,194	$471	$244,211	$(82,177)	$(85)	$666,827	$829,247
Issuance of units by the Partnership to non-controlling	—	—	—	—	—	232,791	232,791
Stock-based compensation	—	—	3,641	—	—	4,054	7,695
Common dividends	—	—	—	(17,078)	—	—	(17,078)
Net loss	—	—	—	(6,810)	—	(7,176)	(13,986)
Conversion of restricted stock for common, net of shares withheld for taxes	206	2	(796)	—	—	—	(794)
Hedging gains or losses reclassified to earnings	—	—	—	—	(10)	(152)	(162)
Adjustment in fair value of derivatives	—	—	—	—	274	1,143	1,417
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(680)	(680)
Distribution to non-controlling interest	—	—	—	—	—	(52,536)	(52,536)
Changes in equity due to issuance of units by the Partnership		—	27,019	—	—	(15,893)	11,126
Balance, September 30, 2012	47,400	$473	$274,075	$(106,065)	$179	$828,378	$997,040

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(13,986)	$(144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,163	93,257
Gain (loss) on sale of property and other assets	(3,381)	317
Deferred tax benefit	(4,492)	(3,703)
Non-cash stock-based compensation	7,695	5,688
Non-cash portion of derivatives (gain) loss	(5,523)	165
Earnings from equity investment in limited liability company	(1,511)	—
Amortization of debt issue costs	3,940	5,278
Amortization of discount on notes	1,423	1,423
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(18,276)	30,156
Natural gas and natural gas liquids, prepaid expenses and other	(7,145)	(3,468)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(26,029)	(46,815)
Net cash provided by operating activities	42,878	82,154
Cash flows from investing activities:
Additions to property and equipment	(141,319)	(62,829)
Acquisition	(212,521)	—
Proceeds from sale of property	11,677	425
Investment in limited liability company	(52,250)	(35,000)
Net cash used in investing activities	(394,413)	(97,404)
Cash flows from financing activities:
Proceeds from borrowings	696,500	390,250
Payments on borrowings	(526,000)	(322,308)
Payments on capital lease obligations	(2,337)	(2,254)
(Decrease) increase in drafts payable	4,319	(103)
Debt refinancing costs	(6,896)	(3,936)
Conversion of restricted stock, net of shares withheld for taxes	(794)	(1,066)
Distributions to non-controlling partners in the Partnership	(52,536)	(42,753)
Common dividend paid	(17,078)	(13,025)
Issuance of common units by the Partnership	232,791	—
Conversion of restricted units, net of units withheld for taxes	(1,030)	(1,798)
Proceeds from exercise of Partnership unit options	348	513
Net cash provided by financing activities	327,287	3,520
Net decrease in cash and cash equivalents	(24,248)	(11,730)
Cash and cash equivalents, beginning of period	30,343	22,780
Cash and cash equivalents, end of period	$6,095	$11,050
Cash paid for interest	$70,460	$70,074
Cash paid for income taxes	$953	$905

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

(1) General

Unless the context requires otherwise, references to “we,” “us,” “our,” “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

Crosstex Energy, Inc., a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in the gathering, transmission, processing and marketing of natural gas, natural gas liquids (NGLs) and crude oil. The Company connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets.  The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. In addition, the Company purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee.  The Company provides a variety of crude services throughout the Ohio River Valley (ORV) which include crude oil gathering via pipelines and trucks and oilfield brine disposal.  The Company recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority owned subsidiaries and Crosstex Energy, L.P. (herein referred to as the Partnership or CELP), a publicly traded Delaware limited partnership.  The Partnership is included because CEI controls the general partner of the Partnership (the “General Partner”).

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, the Partnership made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”  The Partnership’s proportional share of earnings is recorded as an increase to this investment account and recorded as equity in earnings of limited liability company.

(c) Potential Change in use of Sabine Plant during 2012

Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine plant.  The primary term of the contract expired in March 2012 and is currently renewed on a month-to-month basis.  The Partnership anticipates that operations will cease in early 2013 because it is likely that this third-party fractionation agreement will be terminated.  During the three months ended September 30, 2012, the Partnership revised the useful life of these assets and began accelerating depreciation and amortization for the estimated non-recoverable costs associated with the plant totaling $26.4 million.  Depreciation and amortization expense for the three months ended September 30, 2012 includes $8.8 million associated with such

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

non-recoverable costs, and the Partnership will recognize additional depreciation and amortization expense of $8.8 million in the fourth quarter of 2012 and the first quarter of 2013.  The net book value for the plant, excluding these non-recoverable costs, is $19.0 million as of September 30, 2012.   Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.

(2) Acquisition

On July 2, 2012, the Partnership, through a wholly-owned subsidiary, completed the acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a well-established crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia. Clearfield’s business includes crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet, and brine water disposal wells.  All of these assets are included in the Partnership’s ORV segment.

The Partnership paid approximately $212.5 million in cash (before working capital and certain purchase price adjustments) for the acquisition and the purchase was funded with proceeds from the Partnership’s senior notes offering in May 2012.

Included in the Clearfield acquisition were three local distributions companies, or LDCs, which the Partnership marketed for sale and were classified as held for disposition on the balance sheet as of September 30, 2012.  The Partnership chose not to apply discontinued operations presentation on the income statement as the related amounts are immaterial.  On October 15, 2012, the Partnership entered into an agreement to sell the LDCs for an amount of $19.5 million.  The assets held for disposition are recorded at the sales price of $19.5 million.

The goodwill recognized from the Clearfield acquisition results primarily from the value of opportunity created from the strategic asset positioning in the Utica and Marcellus shale plays which provides the Partnership with a substantial growth platform in a new geographic area.

The Partnership recognized intangible assets related to customer relationships.  The acquired intangible assets will be amortized on a straight-line basis over the estimated customer contract life of approximately 20 years.

The Partnership assumed a long-term liability related to additional benefit obligations.  Also, the Partnership assumed a long-term liability related to right-of-way options for a period of 10 years.

The Partnership formed a wholly-owned corporate entity to acquire the common stock of Clearfield and assumed the carryover basis of the Clearfield assets.  The difference between the purchase price for the Clearfield assets and the carryover tax basis for such assets resulted in the recognition of a deferred tax liability of $67.7 million.  This deferred liability is expected to become payable no later than 2027.

Purchase Price Allocation in Clearfield Acquisition

Based on currently available information, the following table is a summary of the consideration paid for the Clearfield acquisition and the preliminary purchase price allocation for the fair value of the assets acquired and liabilities assumed at the acquisition date:

Purchase Price Allocation (in thousands):
Purchase Price to Clearfield Energy, Inc.	$212,521
Total purchase price	$212,521

Assets acquired:
Current assets	$15,466
Assets held for disposition	19,500
Property, plant, and equipment	93,671
Goodwill	150,630
Intangibles	37,600
Liabilities assumed:
Current liabilities	(23,575)
Liabilities held for disposition	(2,642)
Deferred taxes	(67,700)
Long term liabilities	(10,429)
Total purchase price	$212,521

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

For the period from July 2, 2012 to September 30, 2012, the Partnership recognized $52.9 million of crude oil buy/sell, crude oil transportation and brine disposal sales related to properties acquired in the Clearfield acquisition. For the period from July 2, 2012 to September 30, 2012, the Partnership recognized $46.1 million net operating expense related to properties acquired in the Clearfield acquisition.

Pro Forma Information

The following unaudited pro forma condensed financial data for the nine months ended September 30, 2012 and three and nine months ended September 30, 2011 gives effect to the Clearfield acquisition as if it had occurred on January 1, 2011. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011
Pro forma total revenues	$564,198	$1,235,782	$1,676,004
Pro forma net loss	$(5,259)	$(16,267)	$(8,403)
Pro forma net income loss attributable to Crosstex Energy, Inc.	$(4,896)	$(9,091)	$(12,457)
Pro forma net income loss per common share:
Basic and Diluted	$(0.10)	$(0.19)	$(0.26)

(3) Long-Term Debt

As of September 30, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2012 and December 31, 2011 was 4.75% and 2.9%, respectively	$5,500	$85,000
Senior unsecured notes (due 2018), net of discount of $10.2 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714,831	713,409
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	—
Debt classified as long-term	$970,331	$798,409

Credit Facility.  As of September 30, 2012, there was $61.6 million in outstanding letters of credit and $5.5 million borrowed under the Partnership’s bank credit facility, leaving approximately $567.9 million available for future borrowing based on the borrowing capacity of $635.0 million.

In January 2012, the Partnership amended its credit facility to increase the Partnership’s borrowing capacity from $485.0 million to $635.0 million and amend certain terms under the facility to provide additional financial flexibility during the remaining four-year term of the facility.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Partnership amended the credit facility again in May 2012.  This amendment, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

In August 2012, the Partnership amended the credit facility to include projected EBITDA from material projects (as defined in the amendment, but generally being the construction or expansion of any capital project by the Partnership or any of its subsidiaries that is expected to cost more than $20.0 million and the Partnership’s “Riverside Phase II” project) in its EBITDA for purposes of calculating compliance with the amended credit agreement’s minimum interest coverage ratio, maximum leverage ratio and maximum senior leverage ratio. The amount of projected EBITDA from material projects that is included in such financial covenant calculations is subject to the approval of Bank of America, N.A. (the “Administrative Agent”), and it will be based on contracts related to the material project, expected expenses, the completion percentage of the material project, the expected commercial operation date of the material project, and other factors deemed appropriate by the Administrative Agent.  The aggregate amount of all material project EBITDA adjustments during any period shall be limited to 15% of the total actual consolidated EBITDA for such period (which total actual consolidated EBITDA shall be determined without including any material project EBITDA adjustments).

The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, crude gathering and transportation assets, brine disposal assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries and its interest in HEP. The Partnership may prepay all loans under the amended credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

        All other material terms of the credit facility are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

      2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  The net proceeds from the notes of $245.1 million (net of transaction costs) were used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(4) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of September 30, 2012 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(12,950)
Net assets under capital leases	$24,249

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of September 30, 2012 (in thousands):

2012	$1,146
2013 through 2016 ($4,582 annually)	18,328
Thereafter	12,100
Less: Interest	(5,525)
Net minimum lease payments under capital lease	26,049
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$21,601

Other long-term liabilities also include an inactive easement commitment of $7.1 million (net of discount of $2.9 million) assumed with the Clearfield acquisition which is due over the next 10 years as such easements are utilized and a long-term liability of $3.2 million assumed with the Clearfield acquisition for consulting services from the affiliate of the seller which is payable in monthly installments of $0.08 million over the next 5 years with a contract cancellation option by the affiliate of the seller in July 2014 that would cause the remaining liability to be payable at such time.

(5) Certain Provisions of the Partnership Agreement

(a)         Partnership Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing the Partnership’s 2022 Notes and the Partnership’s 8 7/8% senior unsecured notes due 2018 (“2018 Notes” and, together with the 2022 Notes, “all senior unsecured notes”), the Partnership must make distributions of 100.0% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made to the common unitholders and to the general partner relative to their proportional share of ownership of the Partnership, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $1.2 million and $3.3 million were earned by the Company for the three and nine months ended September 30, 2012, respectively.

The Partnership’s first and second quarter 2012 distribution on its common and preferred units of $0.33 per unit was paid on May 15, 2012 and August 14, 2012, respectively. The Partnership’s third quarter 2012 distribution on its common and preferred units of $0.33 per unit will be paid on November 14, 2012.

(b)  Issuance of Partnership Equity

On May 15, 2012, the Partnership issued 10,120,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million. The net proceeds from the common units offering were used for general partnership purposes.

On September 14, 2012, the Partnership issued 5,660,378 common units representing limited partner interests in the Partnership at a private offering price of $13.25 per unit for net proceeds of $74.8 million.  The net proceeds from the common units issuance were used primarily to fund the Partnership’s currently identified projects, including the Cajun-Sibon NGL pipeline expansion, and for general partnership purposes.

The Company reflects changes in its ownership interest in the Partnership as equity transactions.  The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company’s ownership interest in the Partnership.  Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

paid-in-capital.  The Company’s book carrying amount per Partnership unit was below the price per unit received by the Partnership for its May 2012 and September 2012 sales of common units resulting in changes in equity of $12.3 million and $3.6 million, respectively.  The changes were recorded as an increase in additional paid-in-capital and a reduction in non-controlling interest during the period ended September 30, 2012.  The Company also reduced its deferred tax liability in the amount of $5.1 million and $6.0 million, respectively, relating to the difference between its book and tax investment in the Partnership with the offset to additional paid-in-capital.

(c) Amendment to Partnership Agreement

 On September 13, 2012, the board of directors of the General Partner amended the partnership agreement to (i) convert the General Partner’s obligation to make capital contributions to the Partnership to maintain its 2% interest in connection with the issuance of additional limited partner interests by the Partnership to an option of the General Partner to make future capital contributions to maintain its then current general partner percentage interest and (ii) amend certain terms and conditions of the Series A Convertible Preferred Units (the “Preferred Units”), including, among other corresponding modifications, the following amendments:

• Distributions Paid-In-Kind (PIK): for each quarter through the quarter ending December 31, 2013 (the “PIK Period”), the Partnership will pay distributions in-kind on the Preferred Units (“PIK Preferred Units”) without penalty and without affecting the Partnership’s ability to pay cash distributions on the common units.

• PIK Preferred Unit Price: during the PIK Period, the fixed price used to determine the number of PIK Preferred Units to be paid instead of cash distributions will increase from $8.50 per Preferred Unit to $13.25 per Preferred Unit.

• Optional Redemption: the existing right of the holders of Preferred Units to convert the Preferred Units into common units was modified so that such right may not be exercised until the earlier of (i) the business day following the record date for the distribution for the quarter ending December 31, 2013 and (ii) February 10, 2014.

• Mandatory Redemption: the right of the Partnership to convert the Preferred Units into common units on January 19, 2013 was modified so that such right may not be exercised until the business day following the distribution for the quarter ending December 31, 2013 (subject to the satisfaction of the existing conditions applicable to such right).

(6) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three and nine months ended September 30, 2012 and September 30, 2011 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to Crosstex Energy, Inc.	$(4,314)	$(1,588)	$(6,810)	$(4,198)
Distributed earnings allocated to:
Common shares	$5,687	$4,719	$16,578	$12,720
Unvested restricted shares	170	115	500	305
Total distributed earnings	$5,857	$4,834	$17,078	$13,025
Undistributed loss allocated to:
Common shares	$(9,885)	$(6,275)	$(23,207)	$(16,821)
Unvested restricted shares	(286)	(147)	(681)	(402)
Total undistributed loss	$(10,171)	$(6,422)	$(23,888)	$(17,223)
Net loss allocated to:
Common shares	$(4,198)	$(1,556)	$(6,629)	$(4,101)
Unvested restricted shares	(116)	(32)	(181)	(97)
Total net loss	$(4,314)	$(1,588)	$(6,810)	$(4,198)
Basic and diluted net loss per share:
Basic common share	$(0.09)	$(0.04)	$(0.14)	$(0.09)
Diluted common share	(0.09)	(0.04)	(0.14)	(0.09)

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,396	47,191	47,372	47,136

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

      The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below.  Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of share-based compensation charged to general and administrative expense	$2,272	$1,367	$6,746	$4,753
Cost of share-based compensation charged to operating expense	310	205	949	935
Total amount charged to income	$2,582	$1,572	$7,695	$5,688
Interest of non-controlling partners in share-based compensation	$1,338	$638	$4,054	$2,310
Amount of related income tax benefit recognized in income	$459	$347	$1,347	$1,252

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2012 is provided below:

	Nine Months Ended September 30, 2012
		Weighted Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	949,844	$10.45
Granted	371,600	16.81
Vested*	(261,768)	7.87
Forfeited	(41,617)	15.02
Non-vested, end of period	1,018,059	$13.24
Aggregate intrinsic value, end of period (in thousands)	$15,678

* Vested units include 63,512 units withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Partnership issued restricted units in 2012 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at September 30, 2012.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2012 and 2011 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Restricted Units:	2012	2011	2012	2011
Aggregate intrinsic value of units vested	$448	$329	$4,031	$6,438
Fair value of units vested	$452	$389	$2,060	$5,945

As of September 30, 2012, there was $6.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted-average period of 1.4 years.

(c) Partnership Unit Options

A summary of the unit option activity for the nine months ended September 30, 2012 is provided below:

	Nine Months Ended September 30, 2012
Crosstex Energy, L.P. Unit Options:	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	451,574	$6.99
Exercised	(69,773)	5.03
Forfeited	(11,281)	15.58
Outstanding, end of period	370,520	$7.11
Options exercisable at end of period	304,799
Weighted average contractual term (years) end of period:
Options outstanding	6.4
Options exercisable	6.2
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$3,513
Options exercisable	$2,896

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and nine months ended September 30, 2012 and September 30, 2011 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Unit Options:	2012	2011	2012	2011
Intrinsic value of unit options exercised	$327	$348	$805	$1,333
Fair value of unit options vested	$—	$1	$277	$562

As of September 30, 2012, there was $0.1 million of unrecognized compensation cost related to non-vested unit options. The cost is expected to be recognized over a weighted average period of 0.3 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(d)      Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the nine months ended September 30, 2012 is provided below:

	Nine Months Ended September 30, 2012
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,221,351	$7.40
Granted	476,451	13.27
Vested*	(282,494)	6.07
Forfeited	(57,162)	11.01
Non-vested, end of period	1,358,146	$9.59
Aggregate intrinsic value, end of period (in thousands)	$19,055

* Vested shares include 62,546 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2012 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at September 30, 2012.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and nine months ended September 30, 2012 and September 30, 2011 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, Inc. Restricted Shares:	2012	2011	2012	2011
Aggregate intrinsic value of shares vested	$537	$226	$3,963	$3,915
Fair value of shares vested	$448	$342	$1,714	$5,623

As of September 30, 2012 there was $6.3 million of unrecognized compensation cost related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 1.4 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at December 31, 2009 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of September 30, 2012:

	Nine Months Ended September 30, 2012
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$—
Options exercisable at end of period	37,500	$—

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(8) Derivatives

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

The components of (gain) loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Change in fair value of derivatives that do not qualify for hedge accounting	$433	$(619)	$(5,481)	$111
Realized losses on derivatives	308	1,227	3,547	5,355
Ineffective portion of derivatives qualifying for hedge accounting	18	(45)	(43)	(127)
Net (gains) losses related to commodity swaps	$759	$563	$(1,977)	$5,339
Put option premium mark to market	—	—	—	181
(Gains) losses on derivatives	$759	$563	$(1,977)	$5,520

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	September 30,	December 31,
	2012	2011

Fair value of derivative assets — current, designated	$888	$151
Fair value of derivative assets — current, non-designated	3,448	2,716
Fair value of derivative assets — long term, designated	54	—
Fair value of derivative assets — long term, non-designated	696	—
Fair value of derivative liabilities — current, designated	(29)	(702)
Fair value of derivative liabilities — current, non-designated	(831)	(4,885)
Fair value of derivative liabilities — long term, designated	(11)	—
Fair value of derivative liabilities — long term, non-designated	(1)	—
Net fair value of derivatives	$4,214	$(2,720)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of September 30, 2012 (all gas volumes are expressed in MMBtus and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2013 for derivatives. Changes in the fair value of the

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	September 30, 2012
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(8,000)	$902
Total swaps designated as cash flow hedges		$902

Mark to Market Derivatives:*
Swing swaps (long contracts)	186	$(1)
Physical offsets to swing swap transactions (short contracts)	(186)	—
Swing swaps (short contracts)	(620)	(3)
Physical offsets to swing swap transactions (long contracts)	620	—

Basis swaps (long contracts)	775	(28)
Physical offsets to basis swap transactions (short contracts)	(775)	2,071
Basis swaps (short contracts)	(775)	23
Physical offsets to basis swap transactions (long contracts)	775	(2,233)

Processing margin hedges — liquids (short contracts)	(8,791)	2,453
Processing margin hedges — gas (long contracts)	1,167	(285)
Processing margin hedges — gas (short contracts)	(161)	147

Liquids swaps - non-designated (short contracts)	(4,393)	1,126

Storage swap transactions — gas (short contracts)	(300)	(77)
Storage swap transactions — liquids inventory (long contracts)	630	17
Storage swap transactions — liquids inventory (short contracts)	(1,470)	102
Total mark to market derivatives		$3,312

*                 All are gas contracts, volume in MMBtus, except for liquids swaps (designated or non-designated) and processing margin hedges - liquids (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (ISDAs) with its counterparties. If the Partnership’s counterparties failed to perform under existing swap contracts entered into under these ISDAs, the Partnership’s maximum loss as of September 30, 2012 of $5.7 million would be reduced to $5.1 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Increase (Decrease) in Midstream Revenue	2012	2011	2012	2011
Liquids realized gain (loss) included in Midstream revenue	$456	$(527)	$851	$(2,235)

Natural Gas

As of September 30, 2012, the Partnership had no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of September 30, 2012, an unrealized derivative fair value net gain of $0.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income. Of that amount, a net gain of $0.8 million is expected to be reclassified into earnings through September 2013. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2012	$2,617	$695	$—	$3,312

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2012	December 31, 2011
	Level 2	Level 2
Commodity Swaps*	$4,214	$(2,720)
Total	$4,214	$(2,720)

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

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$970,331	$1,035,033	$798,409	$882,500
Obligations under capital lease	$26,049	$28,668	$28,367	$27,637

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $ 5.5 million in borrowings under its revolving credit facility included in long-term debt as of September 30, 2012 and $85.0 million at December 31, 2011. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of September 30, 2012 and December 31, 2011, the Partnership also had borrowings totaling $714.8 million and $713.4 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and $250.0 million as of September 30, 2012 under the 2022 Notes with a fixed rate of 7.125%.  The fair value of all senior unsecured notes as of September 30, 2012 and December 31, 2011 was based on Level 1 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(10) Income Tax

The income tax provision for the nine months ended September 30, 2012 reflects a tax benefit of $2.6 million for the current period loss. Unrecognized tax benefits increased $0.5 million during the nine months ended September 30, 2012, and the increase, if recognized, would affect the effective tax rate.

The Company had recorded a deferred tax asset in the amount of $20.5 million and $3.5 million relating to the difference between its book and tax basis of its investment in the Partnership as of December 31, 2011 and September 30, 2012, respectively. Because the Company can only realize this deferred tax asset upon liquidation of the Partnership and to the extent of capital gains, the Company has provided a full valuation allowance against this deferred tax asset. The deferred tax asset and the related valuation allowance decreased by $17.0 million during the nine months ended September 30, 2012 due to the Partnership’s issuances of common units.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(11) Commitments and Contingencies

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

(b) Environmental Issues

The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. To date, 23 of the 25 sites requiring remediation have been completed and have received a “No Further Action” status from the Louisiana Department of Environmental Quality.  The remaining two sites continuing with remediation efforts are expected to reach closure in 2013. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.

(c) Other

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation, America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership.  The amended petition alleges that the plaintiffs have incurred at least $35.0 million in damages, including damage to equipment and lost profits.  The Partnership submitted the claim to its insurance carriers and vigorously defended the lawsuit. Insurers for the Partnership recently reached a confidential settlement of this matter, at no cost to the Partnership.

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

The Partnership (or its subsidiaries) is defending lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas.  In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution.  The Partnership has accrued $2.0 million related to this matter and reflected the related expense in operating expenses in the fourth quarter of 2011.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

(12) Segment Information

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas (NTX), the pipelines and processing plants located in Louisiana (LIG), the south Louisiana processing and NGL assets (PNGL) and rail, truck,

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

pipeline, and barge facilities in the Ohio River Valley (ORV). Operating activity for intersegment eliminations is shown in the corporate segment.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist primarily of property and equipment, including software, for general corporate support, working capital, debt financing costs, and its investment in HEP.

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	ORV	Corporate	Totals
	(In thousands)
Three Months Ended September 30, 2012:
Sales to external customers	$141,977	$65,606	$146,448	$52,937	$—	$406,968
Sales to affiliates	50,304	22,278	35,209	—	(107,791)	—
Purchased gas, NGLs and crude oil	(166,374)	(41,807)	(166,288)	(40,545)	107,791	(307,223)
Operating expenses	(8,468)	(14,255)	(7,306)	(5,522)	—	(35,551)
Segment profit	$17,439	$31,822	$8,063	$6,870	$—	$64,194
Gain (loss) on derivatives	$(498)	$(293)	$32	$—	$—	$(759)
Depreciation, amortization and impairments	$(4,379)	$(21,508)	$(16,503)	$(2,164)	$(524)	$(45,078)
Capital expenditures	$1,596	$7,596	$34,064	$556	$5,573	$49,385
Identifiable assets	$281,891	$1,067,591	$538,427	$318,258	$147,707	$2,353,874
Three Months Ended September 30, 2011:
Sales to external customers	$200,161	$83,684	$233,653	$—	$—	$517,498
Sales to affiliates	22,059	26,755	82	—	(48,896)	—
Purchased gas, NGLs and crude oil	(189,393)	(67,041)	(219,001)	—	48,896	(426,539)
Operating expenses	(8,944)	(11,957)	(7,225)	—	—	(28,126)
Segment profit	$23,883	$31,441	$7,509	$—	$—	$62,833
Gain (loss) on derivatives	$(509)	$(225)	$171	$—	$—	$(563)
Depreciation, amortization and impairments	$(3,216)	$(19,861)	$(7,859)	$—	$(994)	$(31,930)
Capital expenditures	$58	$8,205	$3,362	$—	$660	$12,285
Identifiable assets	$304,906	$1,092,754	$475,580	$—	$77,529	$1,950,769
Nine Months Ended September 30, 2012:
Sales to external customers	$410,154	$191,523	$475,257	$52,937	$—	$1,129,871
Sales to affiliates	183,529	70,988	120,997	—	(375,514)	—
Purchased gas, NGLs and crude oil	(509,196)	(123,284)	(542,559)	(40,545)	375,514	(840,070)
Operating expenses	(25,164)	(41,549)	(21,693)	(5,522)	—	(93,928)
Segment profit	$59,323	$97,678	$32,002	$6,870	$—	$195,873
Gain (loss) on derivatives	$4,145	$(2,709)	$541	$—	$—	$1,977
Depreciation, amortization and impairments	$(10,747)	$(62,950)	$(32,531)	$(2,164)	$(1,771)	$(110,163)
Capital expenditures	$3,484	$41,050	$79,981	$556	$7,109	$132,180
Identifiable assets	$281,891	$1,067,591	$538,427	$318,258	$147,707	$2,353,874
Nine Months Ended September 30, 2011:
Sales to external customers	$624,558	$252,462	$655,983	$—	$—	$1,533,003
Sales to affiliates	68,110	69,635	773	—	(138,518)	—
Purchased gas, NGLs and crude oil	(596,313)	(194,560)	(603,295)	—	138,518	(1,255,650)
Operating expenses	(25,912)	(35,417)	(19,754)	—	—	(81,083)
Segment profit	$70,443	$92,120	$33,707	$—	$—	$196,270
Gain (loss) on derivatives	$(4,463)	$(1,319)	$262	$—	$—	$(5,520)
Depreciation, amortization and impairments	$(10,423)	$(56,325)	$(23,400)	$—	$(3,109)	$(93,257)
Capital expenditures	$2,738	$43,216	$12,998	$—	$1,862	$60,814
Identifiable assets	$304,906	$1,092,754	$475,580	$—	$77,529	$1,950,769

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment profits	$64,194	$62,833	$195,873	$196,270
General and administrative expenses	(17,349)	(14,331)	(46,729)	(40,084)
Gain (loss) on derivatives	(759)	(563)	1,977	(5,520)
Gain (loss) on sale of property	(109)	(397)	395	(317)
Depreciation, amortization and impairments	(45,078)	(31,930)	(110,163)	(93,257)
Operating income	$899	$15,612	$41,353	$57,092

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000 to engage in the gathering, transmission, processing and marketing of natural gas, natural gas liquids (NGLs) and crude oil through its subsidiaries. Our assets consist almost exclusively of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership engaged in the gathering, processing, transmission and marketing of natural gas, NGLs and crude oil.  These partnership interests consist of (i) 16,414,830 common units, representing approximately 19.8% of the limited partner interests in Crosstex Energy, L.P., and (ii) 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns a 1.9% general partner interest and all of the incentive distribution rights in Crosstex Energy, L.P.

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

The Partnership’s primary focus is on the gathering, processing, transmission and marketing of natural gas, natural gas liquids (NGLs) and crude oil.  The Partnership also has rail, truck, pipeline and barge facilities for natural gas, NGLs and crude oil.  Additionally, the Partnership provides crude oil, condensate and brine water services.  All of the activities are managed as regional reporting segments of midstream activity.   The Partnership recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.   The Partnership’s geographic focus is in the north Texas Barnett shale (NTX) which includes its presence in the Permian Basin, the Ohio River Valley (ORV) through the Clearfield acquisition described below, and in Louisiana which has two reportable business segments (the pipelines and processing plants located in Louisiana, or LIG, and the south Louisiana processing and NGL assets, or PNGL).  The Partnership also has access to the Eagle Ford shale in south Texas by its equity investment in Howard Energy Partners (HEP), which is included with its corporate assets for segment reporting.

The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas, NGLs and crude oil for a margin, or to gather, process, transport or market natural gas, NGLs and crude oil for a fee.  The Partnership earns a volume based fee for providing crude oil transportation and brine disposal services. We define gross operating margin as operating revenue minus cost of purchased gas, NGLs and crude oil.  Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

The Partnership’s gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities, the volumes of NGLs handled at its fractionation facilities, the volumes of crude oil handled at its crude terminals, the volumes of crude oil gathered, transported, purchased and sold and brine disposed. The Partnership generates revenues from seven primary sources:

•                  purchasing and reselling or transporting natural gas on the pipeline systems it owns;

•                  processing natural gas at its processing plants;

•                  fractionating and marketing the recovered NGLs;

•                  providing compression services;

•                  purchasing and reselling crude oil;

•                  providing crude oil transportation and terminal services; and

•                  providing brine disposal services.

The Partnership generally gathers or transports gas owned by others through its facilities for a fee, or it buys natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transports and resells the natural gas at the market index.  Additionally, the Partnership provides crude oil, condensate and brine water services on a volume basis.  The Partnership attempts to execute all purchases and sales substantially concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the margin it will receive for each natural gas transaction.  The Partnership’s gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.  The Partnership is also party to certain long-term gas sales commitments that it satisfies through supplies purchased under long-term gas purchase agreements. When the Partnership enters into those arrangements, its sales obligations generally match its purchase obligations. However, over time the supplies that it has under contract may decline due to reduced drilling or other causes and the Partnership may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In the Partnership’s purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased. However, on occasion the Partnership has entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and it captures the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as margin. Changes in the basis spread can increase or decrease margins.

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

The Partnership has recorded a loss of approximately $13.1 million during the nine months ended September 30, 2012 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $4.5 million to $5.0 million on the Delivery Contract for the remainder of the year ending December 31, 2012 and a loss of $18 million to $21 million during the year ended December 31, 2013. This estimate is based on forward prices, basis spreads and other market assumptions as of September 30, 2012. These assumptions are subject to change if market conditions change during the remainder of 2012, and actual results under the Delivery Contract in 2012 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

The Partnership generally gathers or transports crude oil owned by others by rail, truck, pipeline and barge facilities for a fee, or it buys crude oil from a producer at a fixed discount to a market index, then transports and resells the crude oil at the market index.  The Partnership executes all purchases and sales substantially currently, thereby establishing the basis for the margin it will receive for each crude oil transaction. Additionally, it provides crude oil, condensate and brine water services on a volume basis.

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

The Partnership amended the credit facility again in May 2012.  This amendment, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

In August 2012, the Partnership amended the credit facility to include projected EBITDA from material projects (as defined in the amendment, but generally being the construction or expansion of any capital project by the Partnership or any of its subsidiaries that is expected to cost more than $20.0 million and the Partnership’s “Riverside Phase II” project) in its EBITDA for purposes of calculating compliance with the amended credit agreement’s minimum interest coverage ratio, maximum leverage ratio and maximum senior leverage ratio. The amount of projected EBITDA from material projects that is included in such financial covenant calculations is subject to approval of Bank of America, N.A. (the “Administrative Agent”), and it will be based on contracts related to the material project, expected expenses, the completion percentage of the material project, the expected commercial operation date of the material project, and other factors deemed appropriate by the Administrative Agent, all as more fully set forth in the credit agreement amendment.  The aggregate amount of all material project EBITDA adjustments during any period shall be limited to 15% of the total actual consolidated EBITDA for such period (which total actual consolidated EBITDA shall be determined without including any material Project EBITDA adjustments).

2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  Net proceeds from the sale of the notes of $245.1 million (net of transaction costs) were used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon NGL pipeline expansion.

Issuance of Common Units. On May 15, 2012, the Partnership issued 10,120,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million.  The net proceeds from the common unit offering were used for general partnership purposes.

On September 14, 2012, we issued 5,660,378 common units representing limited partner interests in the Partnership at a private offering price of $13.25 per unit for net proceeds of $74.8 million.  The net proceeds from the common units issuance were used primarily to fund the Partnership’s currently identified projects, including the Cajun-Sibon NGL pipeline expansion, and for general partnership purposes.

Amendment to Partnership Agreement. On September 13, 2012, the board of directors of the General Partner amended the Partnership Agreement to (i) convert the General Partner’s obligation to make capital contributions to the Partnership to maintain its 2% interest in connection with the issuance of additional limited partner interests by the Partnership to an option of the General Partner to make future capital contributions to maintain its then current general partner percentage interest and (ii) amend certain terms and conditions of the Series A Convertible Preferred Units (the “Preferred Units”), including, among other corresponding modifications, the following amendments:

•                  Distributions Paid-In-Kind (PIK): for each quarter through the quarter ending December 31, 2013 (the “PIK Period”), the Partnership will pay distributions in-kind on the Preferred Units (“PIK Preferred Units”) without penalty and without affecting the Partnership’s ability to pay cash distributions on the common units.

•                  PIK Preferred Unit Price: during the PIK Period, the fixed price used to determine the number of PIK Preferred Units to be paid instead of cash distributions will increase from $8.50 per Preferred Unit to $13.25 per Preferred Unit.

•                  Optional Redemption: the existing right of the holders of Preferred Units to convert the Preferred Units into common units was modified so that such right may not be exercised until the earlier of (i) the business day following the record date for the distribution for the quarter ending December 31, 2013 and (ii) February 10, 2014.

•                  Mandatory Redemption: the right of the Partnership to convert the Preferred Units into common units on January 19, 2013 was modified so that such right may not be exercised until the business day following the distribution for the quarter ending December 31, 2013 (subject to the satisfaction of the existing conditions applicable to such right).

Investment in Limited Liability Company.  On June 22, 2011, the Partnership entered into a limited liability agreement with HEP for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, the Partnership made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  The Partnership owns 30.6 percent of HEP and account for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”  The Partnership’s proportional share of earnings is recorded as an increase to this investment account.

Clearfield Acquisition.  On July 2, 2012, the Partnership completed the acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia.

Clearfield’s assets include a 4,500-barrel-per-hour crude oil barge loading terminal on the Ohio River, a 28,000-barrel-per day crude oil rail loading terminal on the Ohio Central Railroad network, and approximately 200 miles of crude oil pipelines in Ohio and West Virginia.  The assets also include 500,000 barrels of above ground storage, seven existing brine water disposal wells with one under development and an extensive fleet of trucks.  In addition, Clearfield owns more than 2,500 miles of unused rights’ of way.

The Partnership paid approximately $212.5 million in cash for the acquisition and the acquisition was funded from restricted cash that resulted from the 2022 Notes offering. The assets associated with this acquisition are included in a new reporting segment that is referred to as Ohio River Valley.

Cajun Sibon I. The Partnership has completed its commercial contracting for Phase I of the Partnership’s Cajun-Sibon NGL extension and Eunice fractionator expansion. With contracts for third-party volumes in excess of 60,000 barrels per day and the Partnership’s equity volumes, the Partnership expects to begin operations at the project’s initial capacity of 70,000 barrels per day.

The Partnership has commenced construction of the pipeline extension and expects that Phase I facilities will be operational in the third quarter of 2013. The capital cost for the Phase I project is approximately $270.0 million. The pipeline extension and fractionation expansion allow the Partnership to provide gas producers and midstream companies an improved NGL transportation, fractionation and marketing alternative to Mont Belvieu.

Riverside Fractionation Facility Expansion.  On May 7, 2012, the Partnership announced its plans to increase its capacity to transload crude oil from rail cars to both barges and pipeline at its Riverside fractionation facility in southern Louisiana from approximately 4,500 barrels of crude oil per day to approximately 15,000 barrels of crude per day.  The Phase I modification of the Riverside facility, which allowed crude as well as NGLs to be transloaded from rail to barge, was operational in January 2012.  The Phase II development at the Riverside facility will include new storage tank facilities, upgraded pipeline connections and improved barge delivery capabilities on the Mississippi River.  Construction of the Phase II expansion project at Riverside began in late June 2012 and is expected be operational in the second quarter of 2013.  The expansion project is expected to cost approximately $16.4 million.  The Partnership has entered into a long-term agreement, which supports the expansion.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, costs related to acquisitions, (gain) loss on noncash derivatives, and minority interest; less gain on sale of property and equity in earnings of limited liability company. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The Partnership’s adjusted EBITDA is one of the critical inputs into the financial covenants within the Partnership’s credit facility. The rates the Partnership pays for borrowings under its credit facility are determined by the ratio of its debt to the Partnership’s adjusted EBITDA.  The calculation of these ratios allows for further adjustments to the Partnership’s adjusted EBITDA for recent material projects and acquisitions and dispositions.

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

      The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Net loss attributable to Crosstex Energy, Inc.	$(4.3)	$(1.6)	$(6.8)	$(4.2)
Interest expense	23.2	19.5	63.9	59.9
Depreciation and amortization	45.1	31.9	110.2	93.3
Earnings in earnings of limited liability company	(1.5)	—	(1.5)	—
(Gain) loss on sale of property	0.1	0.4	(0.4)	0.3
Stock-based compensation	2.6	1.6	7.7	5.7
Minority interest	(10.2)	(0.4)	(7.2)	4.1
Taxes	1.8	(1.2)	2.6	(2.1)
Other (a)	(1.6)	(0.1)	(6.1)	2.4
Adjusted EBITDA	$55.2	$50.1	$162.4	$159.4

(a)  Includes the Partnership’s financial derivatives marked-to-market, acquisition costs and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

We define gross operating margin, generally, as revenues minus cost of purchased gas, NGLs, and crude. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas and crude oil for a margin or to gather, process, transport or market natural gas, NGLs and crude oil for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. These expenses are largely independent of the volumes the Partnership transports or processes and fluctuate depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because it separately evaluates commodity volume and price changes in these margin amounts. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Total gross operating margin	$99.8	$91.0	$289.8	$277.3

Add (deduct):
Operating expenses	(35.6)	(28.1)	(93.9)	(81.1)
General and administrative expenses	(17.3)	(14.3)	(46.7)	(40.1)
Gain (loss) on sale of property	(0.1)	(0.4)	0.4	(0.3)
Gain (loss) on derivatives	(0.8)	(0.6)	2.0	(5.5)
Depreciation and amortization	(45.1)	(32.0)	(110.2)	(93.2)
Operating income	$0.9	$15.6	$41.4	$57.1

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas, NGLs and crude oil as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
LIG Segment
Revenues	$192.3	$222.2	$593.7	$692.7
Purchased gas and NGLs	(166.4)	(189.4)	(509.2)	(596.3)
Total gross operating margin	$25.9	$32.8	$84.5	$96.4
NTX Segment
Revenues	$87.9	$110.4	$262.5	$322.1
Purchased gas and NGLs	(41.8)	(67.0)	(123.3)	(194.6)
Total gross operating margin	$46.1	$43.4	$139.2	$127.5
PNGL Segment
Revenues	$181.7	$233.8	$596.3	$656.7
Purchased gas and NGLs	(166.3)	(219.0)	(542.6)	(603.3)
Total gross operating margin	$15.4	$14.8	$53.7	$53.4
ORV Segment
Revenues	$52.9	—	$52.9	—
Purchased crude oil	(40.5)	—	(40.5)	—
Total gross operating margin	$12.4	—	$12.4	—
Corporate
Revenues	$(107.8)	$(48.9)	$(375.5)	$(138.5)
Purchased gas and NGLs	107.8	48.9	375.5	138.5
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$407.0	$517.5	$1,129.9	$1,533.0
Purchased gas, NGLs and crude oil	(307.2)	(426.5)	(840.1)	(1,255.7)
Total gross operating margin	$99.8	$91.0	$289.8	$277.3

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	741,000	859,000	814,000	907,000
Processing (MMBtu/d)	215,000	236,000	241,000	244,000
NTX
Gathering and Transportation (MMBtu/d)	1,163,000	1,121,000	1,177,000	1,120,000
Processing (MMBtu/d)	386,000	258,000	353,000	248,000
PNGL
Processing (MMBtu/d)	602,000	699,000	769,000	837,000
NGL Fractionation (Gals/d)	1,350,000	987,000	1,284,000	1,088,000
ORV*
Crude Oil Handling (Bbls/d) (1)	12,000	—	12,000	—
Brine Disposal (Bbls/d) (1)	8,000	—	8,000	—

* Crude oil handling from PNGL is included in ORV reported volumes

(1)  Crude oil handling and brine disposal volume include a daily average for July 2012, August 2012, and September 2012, the three-month period these assets were operated by us.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Gross Operating Margin. Gross operating margin was $99.8 million for the three months ended September 30, 2012 compared to $91.0 million for the three months ended September 30, 2011, an increase of $8.8 million, or 9.7%. The overall increase was due to the July 2012 acquisition of the ORV assets, increased throughput on the Partnership’s Permian Basin systems, increase in NGL fractionation and marketing activity, and an increase from the Partnership’s south Louisiana crude oil terminal activity. The following provides additional details regarding this change in gross operating margin:

•                        The ORV segment is comprised of the assets that were purchased from Clearfield Energy, Inc. in July 2012. These assets contributed a total increase of $12.4 million to the Partnership’s gross operating margin growth for the three months ended September 30, 2012. Gross operating margins from crude oil and condensate handling and brine water disposal and handling were $8.5 million and $3.9 million, respectively. Further details on the acquisition and the assets are discussed more fully under the section “Recent Developments.”

•                        The NTX segment had gross operating margin increase of $2.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The gas processing facilities located in the Permian Basin, which commenced operation during the first quarter of 2012, contributed $3.2 million to gross operating margin. The north Texas processing plants also had a gross operating margin increase of $0.3 million. Throughput volumes on the gathering and transmission assets contributed $0.4 million to gross margin. These increases were partially offset by an increase in losses of $1.2 million on the delivery contract discussed more fully under “Overview.”

•                  The PNGL segment had a gross operating margin increase of $0.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The Partnership’s NGL fractionation and marketing activities contributed $3.8 million of the gross operating margin increase due to increased NGL volumes from truck and rail activity at both of our Eunice and Riverside fractionators. These increases were largely offset by a combined gross operating margin decrease of $4.9 million from the Partnership’s south Louisiana processing plants due to the less favorable processing environment during 2012 as compared to 2011. The PNGL segment also includes the Partnership’s new crude oil terminal activity in south Louisiana which contributed $1.7 million to the Partnership’s gross operating margin during the three months ended September 30, 2012.

•                  The LIG segment had a decrease in gross operating margin of $6.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The majority of the decrease is attributed to a weaker processing environment coupled with lower volumes due to scheduled maintenance on the Partnership’s Gibson plant during the third quarter of 2012. Gross operating margins decreased by $4.5 million from the Partnership’s Gibson and Plaquemine plants and decreased by $1.7 million from gas processed for our account by a third-party processor. Gross operating margins decreased by $0.8 million on the gathering and transmission assets due to decrease in throughput volumes primarily due to an impact of the Bayou Corne sinkhole discussed more fully under “Changes in Operations During 2012 and 2013.”

Operating Expenses. Operating expenses were $35.6 million for the three months ended September 30, 2012 compared to $28.1 million for the three months ended September 30, 2011, an increase of $7.4 million, or 26.4%. This increase in operating expenses includes a total increase of $5.5 million related to the direct operating costs of the ORV assets acquired from Clearfield in July 2012. The primary contributors to the total increase are as follows:

•                  the Partnership’s labor and benefits expense increased by $4.3 million related to the acquisition of the Partnership’s ORV assets and an increase in employee headcount for activity related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment;

•                  the Partnership’s materials, supplies and contractor cost increased by $1.1 million related to the acquisition of the Partnership’s ORV assets and compressor overhauls;

•                  the Partnership’s rents, lease and vehicle expense increased by $1.3 million related to the acquisition of the Partnership’s ORV assets partially offset by a reduction of $0.6 million in compressor rental cost;

•                  the Partnership’s training, audit and consulting cost related to regulatory activity increased by $0.3 million; and

•                  the Partnership’s ad valorem tax expense increased by $0.5 million due to project expansions.

General and Administrative Expenses. General and administrative expenses were $17.3 million for the three months ended September 30, 2012 compared to $14.3 million for the three months ended September 30, 2011, an increase of $3.0 million, or 21.0%. The increase is primarily due to the following:

•                  the Partnership’s salaries, wages and benefits increased by $1.1 million due to an increase in headcount;

•                  the Partnership’s bad debt expense decreased by $1.0 million;

•                  the Partnership’s stock based compensation expense increased by $0.9 million; and

•                  the Partnership’s fees and services increased by $1.3 million related to the Partnership’s acquisition of the Partnership’s ORV assets and the associated closing and due diligence costs.

Gain/Loss on Derivatives. The Partnership had a loss on derivatives of $0.8 million for the three months ended September 30, 2012 compared to a loss of $0.6 million for the three months ended September 30, 2011. The derivative transaction types contributing to the net loss are as follows (in millions):

	Three Months Ended September 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$0.1	$1.3	$(0.2)	$(0.2)
Processing margin hedges	0.3	(0.8)	0.6	1.3
Other	0.4	(0.2)	0.2	0.1
Net losses related to commodity swaps	$0.8	$0.3	$0.6	$1.2

Depreciation and Amortization. Depreciation and amortization expenses were $45.1 million for the three months ended September 30, 2012 compared to $31.9 million for the three months ended September 30, 2011, an increase of $13.1 million, or 41.1%. The increase includes $8.0 million due to accelerated depreciation of the Sabine Plant with total depreciation related to Sabine being $8.8 million for the quarter ended 2012, $0.4 million for the abandoned LIG pipe associated with the Bayou Corne sinkhole and $0.7 million related to another section of abandoned pipe.  In addition, there was an increase of $3.6 million due to net asset additions including $2.2 million related to the acquisition of the ORV assets. This increase also includes $0.4 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership’s gathering system in North Texas.

Interest Expense. Interest expense was $23.2 million for the three months ended September 30, 2012 compared to $19.5 million for the three months ended September 30, 2011, an increase of $3.7 million, or 19.0%. Net interest expense consists of the following (in millions):

	Three Months Ended September 30,

	2012	2011

Senior notes	$21.0	$16.6
Bank credit facility	1.4	1.4
Amortization of debt issue costs	1.4	1.2
Other	(0.6)	0.3
Total	$23.2	$19.5

Equity in earnings of limited liability company.  Equity in earnings of limited liability company was $1.5 million for the three months ended September 30, 2012 compared to no equity in earnings of limited liability company for the three months ended September 30, 2011.  The increase of $1.5 million of equity in earnings relates to our HEP equity investment.

Other Income. Other income was $4.4 million for the three months ended September 30, 2012 compared to $0.8 million for the three months ended September 30, 2011. The Partnership’s 2012 other income includes a $3.0 million net gain related to the assignment to a third party of our rights, title and interest in a contract for the construction of a processing plant.  In addition, the Partnership settled certain liabilities associated with sold assets for less than the accrued liabilities resulting in a $1.3 million gain.

Interest of Non-Controlling Partners in the Partnership’s Net Loss.  The interest of non-controlling partners in the Partnership’s net income was a net loss of $10.2 million for the three months ended September 30, 2012 compared to a net loss of $0.4 million for the three months ended September 30, 2011 due to the changes shown in the following summary (in millions):

	Three Months Ended September 30,
	2012	2011

Net loss for the Partnership	$(16.1)	$(2.7)
Income allocation to CEI for the general partner incentive distribution	(1.2)	(0.6)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1.2	0.6
Loss allocation to CEI for its general partner share of Partnership income	0.3	—
Net loss allocable to limited partners	(15.8)	(2.7)
Less: CEI’s share of net loss allocable to limited partners	(5.7)	(2.3)
Plus: Non-controlling partners’ share of net loss in Denton County Joint Venture	(0.1)	—
Non-controlling partners’ share of Partnership net loss	$(10.2)	$(0.4)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Gross Operating Margin. Gross operating margin was $289.8 million for the nine months ended September 30, 2012 compared to $277.3 million for the nine months ended September 30, 2011, an increase of $12.5 million, or 4.5%. The overall increase was due to the July 2012 acquisition of the ORV assets, increased throughput on the Partnership’s NTX and Permian Basin systems, an increase in NGL fractionation and marketing activity and an increase from the Partnership’s south Louisiana crude oil terminal activity. The following provides additional details regarding this change in gross operating margin:

•                  The ORV segment is comprised of the assets that were purchased from Clearfield Energy, Inc. in July 2012. These assets contributed a total increase of $12.4 million to the Partnership’s gross operating margin growth for the nine months ended September 30, 2012. Gross operating margins from crude oil and condensate handling and brine water disposal and handling were $8.5 million and $3.9 million, respectively. Further details on the acquisition and the assets are discussed more fully under the section “Recent Developments.”

•                  The NTX segment had a gross operating margin increase of $11.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $6.6 million. The north Texas processing plants also had a gross operating margin increase of $3.0 million for the comparable periods primarily due to increased supply due to our expansion projects. In addition, the gas processing facilities located in the Permian Basin, which commenced operations in 2012, contributed $5.8 million to gross operating margin. These increases were partially offset by an increase in losses of $3.7 million on the delivery contract discussed more fully under “Overview.”

•                  The PNGL segment had a increase in gross operating margin of $0.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The Partnership’s NGL fractionation and marketing activities contributed a gross operating margin improvement of $5.9 million as a result of the growth and expansion of the Partnership’s NGL fractionation and marketing activities. The Partnership has increased the Partnership’s NGL fractionation and marketing activities through the restart of the Eunice fractionator in June 2011 and by increasing our truck and rail activity at our Riverside fractionator. These increases were substantially offset by a combined gross operating margin decrease of $9.3 million from processing activities at the Partnership’s south Louisiana processing plants due to a less favorable processing environment during 2012 as compared to 2011. The PNGL segment also includes the Partnership’s new crude oil terminal activity in south Louisiana which contributed $3.6 million of the Partnership’s gross operating margin during the nine months ended September 30, 2012.

•                  The LIG segment had a decrease in gross operating margin of $11.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The weaker processing environment during 2012 as compared to 2011 contributed to a decline in gross operating margins for processing activities during the nine months ended September 30, 2012. Gross operating margins decreased by $4.8 million from the Partnership’s Plaquemine and Gibson plants and decreased by $7.0 million from gas processed for the Partnership’s account by a third-party processor.

Operating Expenses. Operating expenses were $93.9 million for the nine months ended September 30, 2012 compared to $81.1 million for the nine months ended September 30, 2011, an increase of $12.8 million, or 15.8%. This increase in operating expenses includes a total increase of $5.5 million related to the direct operating costs of the ORV assets acquired from Clearfield in July 2012.  The primary contributors to the total increase are as follows:

•                  the Partnership’s labor and benefits expense increased by $6.7 million related to the acquisition of the Partnership’s ORV assets and an increase in employee headcount for activities related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment, which was partially offset by a $1.4 million reduction in bonus expense;

•                  the Partnership’s materials, supplies and contractor cost increased by $3.4 million related to compressor overhauls, maintenance cost and the acquisition of our ORV assets;

•                  the Partnership’s rents, lease and vehicle expense increased by $1.3 million related to the acquisition of the Partnership’s ORV assets and offset by a reduction of $1.1 million for savings on compressor rental cost;

•                  the Partnership’s training, audit, and consulting cost related to regulatory activity increased by $0.5 million;

•                  the Partnership’s utilities, fees and services increased by $1.5 million related to litigation costs and project expansion activities; and

•                  the Partnership’s ad valorem tax expense increased by $1.4 million due to project expansions.

General and Administrative Expenses. General and administrative expenses were $46.7 million for the nine months ended September 30, 2012 compared to $40.1 million for the nine months ended September 30, 2011, an increase of $6.6 million, or 16.5%. The increase is primarily a result of the following:

•                  the Partnership’s salaries, wages, and benefits increased by $2.9 million due to an increase in headcount partially offset by a decrease of $2.4 million in bonus expense;

•                  the Partnership’s stock based compensation expense increased by $2.0 million; and

•                  the Partnership’s fees and services increased by $3.9 million related to legal and other professional fees of which $2.8 million relates to the Partnership’s recent acquisition of the Partnership’s ORV assets.

Gain/Loss on Derivatives. Gain on derivatives was $2.0 million for the nine months ended September 30, 2012 compared to a loss of $5.5 million for the nine months ended September 30, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Nine Months Ended September 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$3.5	$3.5	$0.8	$0.9
Processing margin hedges	(3.9)	0.8	4.5	4.5
Other	(1.6)	(0.8)	0.2	—
Net (gains) losses related to commodity swaps	$(2.0)	$3.5	$5.5	$5.4

Depreciation and Amortization. Depreciation and amortization expenses were $110.2 million for the nine months ended September 30, 2012 compared to $93.3 million for the nine months ended September 30, 2011, an increase of $16.9 million, or 18.1%. The increase includes $8.0 million due to accelerated depreciation of the Sabine Plant with total depreciation related to Sabine being $8.8 million for the quarter ended 2012, $0.4 million for the abandoned LIG pipe associated with the Bayou Corne sinkhole and $0.7 million related to another section of abandoned pipe.  In addition, depreciation and amortization increased $4.0 million due to net asset additions including $2.2 million related to the acquisition of the ORV assets. The increase also includes $3.8 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership’s gathering system in North Texas.

Interest Expense. Interest expense was $63.9 million for the nine months ended September 30, 2012 compared to $59.9 million for the nine months ended September 30, 2011. Net interest expense consists of the following (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Senior notes	$56.0	$49.7
Bank credit facility	5.2	4.0
Amortization and write off of debt issue costs	3.9	5.3
Other	(1.2)	0.9
Total	$63.9	$59.9

Equity in earnings of limited liability company.  Equity in earnings of limited liability company was $1.5 million for the nine months ended September 30, 2012 compared to no equity in earnings of limited liability company for the nine months ended September 30, 2011.  The increase of $1.5 million of equity in earnings relates to our HEP equity investment.

Other Income. Other income was $4.5 million for the nine months ended September 30, 2012 compared to $0.7 million for the nine months ended September 30, 2011. The Partnership’s 2012 other income includes a $3.0 million net gain related to the assignment to a third party of our rights, title and interest in a contract for the construction of a processing plant.  In addition, the Partnership settled certain liabilities associated with sold assets for less than the accrued liabilities resulting in a $1.3 million gain.

 Income Taxes.  Income tax benefit was $2.6 million for the nine months ended September 30, 2012 compared to a tax benefit of $2.1 million for the nine months ended September 30, 2011 resulting from net losses during each of these periods.

Interest of Non-Controlling Partners in the Partnership’s Net Loss. The interest of non-controlling partners in the Partnership’s net loss was a gain of $7.2 million for the nine months ended September 30, 2012 compared to a loss of $4.1 million for the nine months ended September 30, 2011 due to the changes shown in the following summary (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Net loss for the Partnership	$(15.7)	$(0.9)
Income allocation to CEI for the general partner incentive distribution	(3.3)	(1.6)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	3.5	2.3
Income (loss) allocation to CEI for its general partner share of Partnership income (loss)	0.4	—
Net loss allocable to limited partners	(15.1)	(0.2)
Less: CEI’s share of net loss allocable to limited partners	(8.1)	(4.4)
Plus: Non-controlling partners’ share of net loss in Denton County Joint Venture	(0.2)	(0.1)
Non-controlling partners’ share of Partnership net loss	$(7.2)	$4.1

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $82.2 million for nine months ended September 30, 2011. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended September 30,

	2012	2011

Income before non-cash income and expenses	$94.3	$102.3
Changes in working capital	$(51.5)	$(20.1)

The decrease in cash flow from income before non-cash income and expenses of $8.0 million resulted from an increase in operating and general and administrative expenses offset by an increase in gross operating margin from nine months ended September 30, 2012 compared to nine months ended September 30, 2011.

The change in working capital for 2012 and 2011 primarily relates to normal fluctuations in trade receivable and payable balances due to timing of collections and payments.

Cash Flows from Investing Activities. Net cash used in investing activities was $394.4 million for the nine months ended September 30, 2012 and $97.4 million for the nine months ended September 30, 2011. The Partnership’s primary investing outflows were acquisition costs and capital expenditures, net of accrued amounts, as follows (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Growth capital expenditures	$130.5	$53.4
Maintenance capital expenditures	10.8	9.4
Acquisition	212.5	—
Investment in limited liability company	52.3	35.0

Total	$406.1	$97.8

Cash Flows from Financing Activities. Net cash provided by financing activities was $327.3 million for the nine months ended September 30, 2012 and $3.5 million for the nine months ended September 30, 2011. The Partnership’s primary financing activities consist of the following (in millions):

	Nine Months Ended September 30,

	2012	2011
Net (repayments) borrowings on bank credit facility	$(79.5)	$75.0
2022 Notes borrowings	250.0	—
Series B senior secured note repayment	—	(7.1)
Net repayments under capital lease obligations	(2.3)	(2.3)
Debt refinancing costs	(6.9)	(3.9)
Common unit offerings	232.8	—

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash dividends and distributions made during the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Nine Months Ended September 30,

	2012	2011
Dividend to shareholders	$17.1	$13.0
Non-controlling partner distributions	52.5	42.8
Total	$69.6	$55.8

In order to reduce our interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s credit facility. The Partnership borrows money under its credit facility to fund checks as they are presented. As of September 30, 2012, the Partnership had approximately $567.9 million of available borrowing capacity under our credit facility. Changes in drafts payable for the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Nine Months Ended September 30,

	2012	2011
(Decrease) increase in drafts payable	$4.3	$(0.1)

Changes in Operations During 2012 and 2013.  Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine plant.  The primary term of the contract expired in March 2012 and is currently renewed on a month-to-month basis.  The Partnership anticipates that operations will cease in early 2013 because it is likely that this third-party fractionation agreement will be terminated.  During the three months ended September 30, 2012, the Partnership began accelerating depreciation and amortization for the estimated non-recoverable costs associated with the plant totaling $26.4 million.  Depreciation and amortization expense for the three months ended September 30, 2012 includes $8.8 million associated with such non-recoverable costs, and the Partnership will recognize additional depreciation and amortization expense of $8.8 million in the fourth quarter of 2012 and the first quarter of 2013.  The net book value for the plant, excluding these non-recoverable costs, is $19.0 million as of September 30, 2012.   Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.

The Partnership had a gas gathering contract with a major producer in our North Texas assets with a primary term that expired August 31, 2012 that was modified to be on a month-to-month basis beginning September 1, 2012.  Subsequently, the modified contract was extended for six months at a reduced gathering fee rate which will reduce the Partnership’s gross operating margin by approximately $1.2 million per quarter.  The Partnership is in the process of negotiating a longer term agreement.

In early August 2012, a slurry-filled sinkhole developed in Assumption Parish near Bayou Corne, Louisiana. The cause of the slurry is currently under investigation by Louisiana state and local officials. Consequently, the Partnership took a section of its 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The Partnership expects that the ongoing overall business impact on the services provided by the pipeline, which include gathering, processing, transportation and end-user sales, will be approximately $0.25-$0.3 million per month while the pipeline section is out of service.

The Partnership will relocate the portion of the pipeline affected and certain services will not resume until the relocation has been completed. The Partnership is evaluating potential rerouting alternatives, timing and expected costs. Based on the current alternatives being considered, the Partnership estimates the cost of the relocation to be $20.0 to $25.0 million and expects to complete the relocation by summer 2013. The Partnership is assessing the potential for recovering its losses from responsible parties and insurance coverage. The Partnership has accelerated the depreciation of this effected portion of the existing pipeline in the amount of $0.4 million and will capitalize the costs of the replacement pipeline.

Capital Requirements. During the nine months ended September 30, 2012, capital investments were $395.3 million (including $52.3 million related to HEP and $212.5 million related to the Clearfield acquisition), which were funded by internally generated cash flow, borrowings under the Partnership’s credit facility, equity offerings and the issuance of senior unsecured notes. The Partnership’s remaining 2012 budgeted capital spend for growth capital includes approximately $124.6 million related to project and acquisition expenditures of which $91.4 million relates to the Cajun-Sibon NGL pipeline expansion. The Partnership expects to fund the growth capital expenditures from the proceeds of borrowing under the Partnership’s bank credit facility and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2012.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2012 is as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$975.0	$—	$—	$—	$—	$—	$975.0
Bank credit facility	5.5	—	—	—	—	5.5	—
Interest payable on fixed long-term debt obligations	531.6	9.3	82.2	82.2	82.2	82.2	193.5
Capital lease obligations	31.6	1.1	4.6	4.6	4.6	4.6	12.1
Operating lease obligations	46.8	1.7	8.4	7.5	7.6	6.9	14.7
Purchase obligations	8.6	8.6	—	—	—	—	—
Consulting agreement	4.7	0.3	1.0	3.4	—	—	—
Inactive easement commitment*	10.0	—	—	—	—	—	10.0
Uncertain tax position obligations	4.7	4.7	—	—	—	—	—

Total contractual obligations	$1,618.5	$25.7	$96.2	$97.7	$94.4	$99.2	$1,205.3

*  Amounts related to inactive easements due as utilized by the Partnership with balance due at end of 10 years if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at September 30, 2012, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $0.3 million per year or less than $0.1 million for the remainder of 2012.

Indebtedness

As of September 30, 2012 and December 31, 2011, long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2012 and December 31, 2011 was 4.75% and 2.9%, respectively	$5.5	$85.0
Senior unsecured notes (due 2018), net of discount of $10.2 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714.8	713.4
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	—
Debt classified as long-term	$970.3	$798.4

Credit Facility. In January 2012, May 2012 and August 2012, the Partnership amended its credit facility.  For further discussion of these amendments, please refer to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

As of September 30, 2012, there was $61.6 million in outstanding letters of credit and $5.5 million borrowed under the Partnership’s bank credit facility, leaving approximately $567.9 million available for future borrowing based on the borrowing capacity of $635.0 million.  The credit facility is guaranteed by substantially all of our subsidiaries.  The credit facility matures in May 2016.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the nine months ended September 30, 2012 and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Gas processing margins by contract types and gathering, transportation and crude handling margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gathering, transportation and crude handling margin	70.0%	61.2%	63.6%	60.0%

Gas processing margins:
Processing margin	4.9%	17.9%	11.2%	16.6%
Percent of liquids	6.4%	7.9%	8.1%	10.4%
Fee based	18.7%	13.0%	17.1%	13.0%
Total gas processing	30.0%	38.8%	36.4%	40.0%

Total	100.0%	100.0%	100.0%	100.0%

The Partnership has hedges in place at September 30, 2012 covering a portion of the liquids volumes it expects to receive under percent of liquids (POL) contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
						(In thousands)
October 2012 – December 2012	Ethane	29	(MBbls)	Index	$ 0.4329 /gal	$121
October 2012 – December 2012	Propane	16	(MBbls)	Index	$ 1.2828 /gal	235
October 2012 – December 2012	Normal Butane	9	(MBbls)	Index	$ 1.7208 /gal	87
October 2012 – December 2012	Natural Gasoline	6	(MBbls)	Index	$ 2.3211 /gal	86
						$529

*weighted average

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives*	Fair Value Asset/(Liability)
						(In thousands)
January 2013 – December 2013	Ethane	114	(MBbls)	Index	$ 0.4226 /gal	$285
January 2013 – December 2013	Propane	64	(MBbls)	Index	$ 1.1713 /gal	615
January 2013 – December 2013	Normal Butane	34	(MBbls)	Index	$ 1.7079 /gal	336
January 2013 – December 2013	Natural Gasoline	23	(MBbls)	Index	$ 2.2347 /gal	263
						$1,499

*weighted average

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The NGL volumes hedged, as set forth above, focus on POL contracts. The Partnership hedges POL exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. The Partnership has hedged 58.9% of its hedgeable volumes at risk through December 2012 (32.8% of total volumes at risk through December 2012).  The Partnership has also hedged 64.9% of its hedgeable volumes at risk for 2013 (34.3% of total volumes at risk for 2013).

The Partnership also has hedges in place at September 30, 2012 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives	Fair Value Asset/(Liability)
						(In thousands)
October 2012–December 2012	Ethane	8	(MBbls)	Index	$ 0.3800 /gal*	$18
October 2012–December 2012	Propane	23	(MBbls)	Index	$ 1.3449 /gal*	400
October 2012–December 2012	Normal Butane	14	(MBbls)	Index	$ 1.7456 /gal*	160
October 2012–December 2012	Natural Gasoline	11	(MBbls)	Index	$ 2.2283 /gal*	111
October 2012–December 2012	Natural Gas	2,788	(MMBtu/d)	$ 4.7371 /MMBtu*	Index	(351)
						$338

*weighted average

Period	Underlying	Notional Volume		The Partnership Pays	The Partnership Receives	Fair Value Asset/(Liability)
						(In thousands)
January 2013–December 2013	Propane	59	(MBbls)	Index	$ 1.2621 /gal*	$793
January 2013–December 2013	Normal Butane	60	(MBbls)	Index	$ 1.6921 /gal*	545
January 2013–December 2013	Natural Gasoline	34	(MBbls)	Index	$ 2.2612 /gal*	426
January 2013–December 2013	Natural Gas	2,055	(MMBtu/d)	$ 3.5570 /MMBtu*	Index	213
						$1,977

*      weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 39.4% of its hedgeable liquids volumes at risk through December 31, 2012 (9.8% of total liquids volumes at risk) and 45.5% of the related hedgeable PTR volumes through December 31, 2012 (9.9% of total PTR volumes). The Partnership has also hedged 28.5% of its hedgeable liquids volumes at risk for 2013 (6.4% of total liquids volumes at risk) and 35.4% of the related hedgeable PTR volumes for 2013 (7.0% of total PTR volumes).

The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 2.7% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of September 30, 2012, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $4.2 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $2.0 million in the net fair value asset of these contracts as of September 30, 2012 to a net fair value asset of approximately $2.2 million.

Interest Rate Risk

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At September 30, 2012, the Partnership had $5.5 million in borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.1 million for the year.

At September 30, 2012, the Partnership had fixed rate debt obligations of $714.8 and $250.0 million, consisting of its senior unsecured notes with an interest rate of 8.875% and 7.125%, respectively.  The fair value of these fixed rate obligations was approximately $1,029.5 million as of September 30, 2012. The Partnership estimates that a 1% decrease or increase in interest rates would increase or decrease the fair value of such debt by $31.8 million and $14.3 million, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2012), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the nine months ended September 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which is incorporated by reference herein.

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

2.1***	—

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

Amendment No. 4 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of September 13, 2012 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 13, 2012, filed with the Commission on September 14, 2012, file No. 000-50067).

3.10	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to Crosstex Energy, L.P.’s Registration Statement on Form S-1, file No. 333-97779).
3.11	—

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

4.1	—	Registration Rights Agreement, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex

Number		Description

Energy Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

4.2	—

Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers’ 8 7/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, file No. 000-50067).

4.3	—

Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, file No. 000-50067).

10.1	—

Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated August 30, 2012, filed with the Commission on August 31, 2012, file No. 000-50067).

10.2	—

Common Unit Purchase Agreement, dated as of September 14, 2012, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 14, 2012, filed with the Commission on September 14, 2012, file No. 000-50067).

31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
101**	—

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

November 9, 2012