Form 10-Q
period 2013-03-31
CROSSTEX ENERGY INC
filed 2013-05-09
CIK 1209821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

As of April 25, 2013, the Registrant had  47,599,511 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,286	$2,976
Accounts receivable:
Trade, net of allowance for bad debt of $683 and $535, respectively	69,136	63,690
Accrued revenue and other	138,404	155,828
Fair value of derivative assets	2,698	3,234
Natural gas and natural gas liquids inventory, prepaid expenses and other	14,499	11,866
Assets held for disposition	—	22,599
Total current assets	239,023	260,193
Property and equipment, net of accumulated depreciation of $526,858 and $504,442, respectively	1,578,641	1,472,161
Fair value of derivative assets	9	—
Intangible assets, net of accumulated amortization of $274,633 and $263,305, respectively	413,676	425,005
Goodwill	152,323	152,627
Investment in limited liability company	98,968	90,500
Other assets, net	29,994	25,989
Total assets	$2,512,634	$2,426,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, and other	$26,267	$32,265
Accrued gas and crude oil purchases	123,368	140,344
Fair value of derivative liabilities	255	1,310
Other current liabilities	76,133	71,916
Accrued interest	14,971	26,712
Liabilities held for disposition	—	3,572
Total current liabilities	240,994	276,119
Long-term debt	999,780	1,036,305
Other long-term liabilities	29,543	30,256
Deferred tax liability	129,270	133,555
Fair value of derivative liabilities	12	—
Commitments and contingencies	—	—
Stockholders’ equity	1,113,035	950,240
Total liabilities and stockholders’ equity	$2,512,634	$2,426,475

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$445,689	$371,709
Operating costs and expenses:
Purchased gas, NGLs and crude oil	341,022	271,956
Operating expenses	37,336	27,806
General and administrative	18,973	15,606
(Gain) loss on sale of property	11	(98)
Loss on derivatives	472	2,169
Depreciation and amortization	33,745	32,196
Total operating costs and expenses	431,559	349,635
Operating income	14,130	22,074
Other income (expense):
Interest expense, net of interest income	(20,386)	(19,380)
Equity in losses of limited liability company	(78)	—
Other income	220	12
Total other expense	(20,244)	(19,368)
Income (loss) before non-controlling interest and income taxes	(6,114)	2,706
Income tax benefit	1,010	63
Net income (loss)	(5,104)	2,769
Less: Net income (loss) attributable to the non-controlling interest	(2,168)	3,594
Net loss attributable to Crosstex Energy, Inc.	$(2,936)	$(825)
Net loss per common share:
Basic and diluted common share	$(0.06)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	47,568	47,350

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Net income (loss)	$(5,104)	$2,769
Hedging (gains) losses reclassified to earnings, net of taxes of ($30) and $35, respectively	(241)	319
Adjustment in fair value of derivatives, net of taxes of $15 and ($4), respectively	123	(36)
Comprehensive income (loss)	(5,222)	3,052
Less: Comprehensive income (loss) attributable to the non-controlling interest	(2,271)	3,825
Comprehensive loss attributable to Crosstex Energy, Inc.	$(2,951)	$(773)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2013

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid in	Earnings	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2012	47,414	$473	$274,635	$(117,583)	$141	$792,574	$950,240
Issuance of units by the Partnership to non-controlling interest	—	—	—	—	—	185,528	185,528
Stock-based compensation	—	—	2,525	—	—	2,581	5,106
Common dividends	—	—	—	(5,846)	—	—	(5,846)
Net loss	—	—	—	(2,936)	—	(2,168)	(5,104)
Conversion of restricted stock for common, net of shares withheld for taxes	186	2	(1,198)	—	—	—	(1,196)
Hedging gains or losses reclassified to earnings	—	—	—	—	(30)	(211)	(241)
Adjustment in fair value of derivatives	—	—	—	—	15	108	123
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(890)	(890)
Distribution to non-controlling interest	—	—	—	—	—	(20,652)	(20,652)
Changes in equity due to issuance of units by the Partnership	—	—	11,403	—	(53)	(8,822)	2,528
Contribution from non-controlling interest in Subsidiary, net of formation costs	—	—	(1,164)	—	—	4,603	3,439
Balance, March 31, 2013	47,600	$475	$286,201	$(126,365)	$73	$952,651	$1,113,035

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,104)	$2,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,745	32,196
Gain (loss) on sale of property and other assets	11	(98)
Deferred tax benefit	(1,781)	(738)
Non-cash stock-based compensation	5,106	2,564
Non-cash portion of derivatives (gain) loss	(643)	1,143
Distribution of earnings from limited liability company	3,328	—
Amortization of debt issue costs	1,533	1,247
Amortization of discount on notes	474	474
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	12,975	34,949
Natural gas and natural gas liquids, prepaid expenses and other	(2,511)	(5,817)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(36,640)	(57,642)
Net cash provided by operating activities	10,493	11,047
Cash flows from investing activities:
Additions to property and equipment	(121,284)	(36,269)
Proceeds from sale of property	18,005	121
Investment in limited liability company	(12,980)	(4,860)
Distribution from limited liability company in excess of earnings	1,185	—
Net cash used in investing activities	(115,074)	(41,008)
Cash flows from financing activities:
Proceeds from borrowings	77,500	169,000
Payments on borrowings	(114,500)	(115,000)
Payments on capital lease obligations	(801)	(762)
Decrease in drafts payable	(1,156)	(2,651)
Debt refinancing costs	(2,506)	(1,240)
Conversion of restricted stock, net of shares withheld for taxes	(1,196)	(734)
Distributions to non-controlling partners in the Partnership	(20,652)	(16,037)
Contributions from non-controlling partners	408	—
Common dividend paid	(5,846)	(5,366)
Issuance of common units by the Partnership	185,528	—
Conversion of restricted units, net of units withheld for taxes	(1,259)	(980)
Proceeds from exercise of Partnership unit options	371	178
Net cash provided by financing activities	115,891	26,408
Net decrease in cash and cash equivalents	11,310	(3,553)
Cash and cash equivalents, beginning of period	2,976	30,343
Cash and cash equivalents, end of period	$14,286	$26,790
Cash paid for interest	$33,730	$34,183
Cash paid for income taxes	$70	$—

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

(1) General

Unless the context requires otherwise, references to “we,” “us,” “our,” “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

Crosstex Energy, Inc., a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in the gathering, transmission, processing and marketing of natural gas, natural gas liquids (NGLs) and  crude oil. The Company also provides crude oil, condensate and brine services to producers.  The Company connects the wells of natural gas producers in its market areas to its gathering systems, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. The Company purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. In addition, the Company purchases natural gas from producers not connected to its gathering systems for resale and sells natural gas on behalf of producers for a fee.  The Company provides a variety of crude services throughout the Ohio River Valley (ORV) which include crude oil gathering via pipelines and trucks and oilfield brine disposal. The Company also has crude oil terminal facilities in south Louisiana that provide access for crude oil producers to the premium markets in this area.

The accompanying condensed consolidated financial statements include the assets, liabilities and results of operations of the Company, its majority owned subsidiaries and Crosstex Energy, L.P. (herein referred to as the “Partnership” or “CELP”), a publicly traded Delaware limited partnership.  The Partnership is included because CEI controls the general partner of the Partnership (the “General Partner”).

(a) Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

(b) Investment in E2

In March 2013, the Company entered into an agreement to form a new company (“E2”) that will provide compression and stabilization services for producers in the liquids-rich window of the Utica Shale play.  The Company owns a majority interest in E2 and consolidate its investment in E2 pursuant to FASB ASC 810-10-05-08.  The initial investment of approximately $50.0 million will be used to fund new natural gas compression and condensate stabilization facilities.  As of March 31, 2013, the Company had invested $22.0 million in E2.  E2 will build, own and operate two gas gathering compressor stations and condensate stabilization assets in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. E2 serves as the manager and operator of these assets with expected commercial operations to start up during the third quarter of 2013.  The Company owns approximately 93.0% of E2 and has pre-determined rights to purchase the management ownership interests of E2 in the future.

(c) Comprehensive Income (Loss)

Accumulated Other Comprehensive Income Reclassifications. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present,

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  For the three months ended March 31, 2013 and 2012, the Partnership reclassified cash flow hedge (gains)/losses in the amounts of ($0.3) million and $0.1 million, respectively, included in other comprehensive income to revenues on the condensed consolidated statement of operations.

(2) Acquisition

On July 2, 2012, the Partnership, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield’s business included crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet and brine disposal wells.  All of these assets are included in the Partnership’s ORV segment.

The Partnership paid approximately $215.0 million in cash (before working capital and certain purchase price adjustments) for the acquisition. The preliminary purchase price adjustment for the fair value of assets acquired and liabilities assumed at the acquisition date are pending finalization of closing adjustments.

Pro Forma Information

The following unaudited pro forma condensed financial data for the three months ended March 31, 2012 gives effect to the Clearfield acquisition as if it had occurred on January 1, 2011. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

Three Months Ended
March 31, 2012

Pro forma total revenues	$438,369
Pro forma net income	$1,713
Pro forma net loss attributable to Crosstex Energy, Inc.	$(1,024)
Pro forma net loss per share:
Basic and Diluted	$(0.02)

(3) Long-Term Debt

As of March 31, 2013 and December 31, 2012, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Partnership’s credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2013 and December 31, 2012 was 3.3% and 4.3%, respectively	$12,000	$71,000
Subsidiary Borrower’s credit facility (due 2016), interest based on LIBOR plus 5.0%, interest rate at March 31, 2013 was 5.3%	22,000	—
Partnership’s senior unsecured notes (due 2018), net of discount of $9.2 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	715,780	715,305
Partnership’s senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	250,000
Debt classified as long-term	$999,780	$1,036,305

Subsidiary Borrower’s Credit Facility.   On March 5, 2013, XTXI Capital, LLC, a wholly-owned subsidiary of the Company (“Subsidiary Borrower”), entered into a Credit Agreement (the “Subsidiary Credit Agreement”) with Citibank, N.A., as

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Administrative Agent, Collateral Agent and a Lender, and the other lenders party thereto.  The Subsidiary Credit Agreement initially permitted Subsidiary Borrower to borrow up to $75.0 million on a revolving credit basis. The maturity date of the Subsidiary Credit Agreement is March 5, 2016.  As of March 31, 2013, there was $22.0 million borrowed under the Subsidiary Credit Agreement, leaving approximately $53.0 million available for future borrowing based on the borrowing capacity of $75.0 million.

Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement are guaranteed by the Company (the “Guaranty”) and are secured by a first priority lien on 10,700,000 common units representing limited partner interests (“Common Units”) in the Partnership, which Common Units have been contributed by the Company to Subsidiary Borrower (together with any additional Common Units subsequently pledged as collateral under the Subsidiary Credit Agreement, the “Pledged Units”).

Borrowings under the Subsidiary Credit Agreement bear interest at a per annum rate equal to the reserve-adjusted British Banks Association LIBOR Rate plus 5.00%. Subsidiary Borrower pays a commitment fee of 0.75% per annum on the unused availability under the Subsidiary Credit Agreement. Subject to the $75.0 million cap on outstanding borrowings and the percentage obtained by dividing (A) the total net outstanding borrowings under the Subsidiary Credit Agreement by (B) the product of (x) the number of Common Units included in the Pledged Units on such date and (y) the closing sale price per Common Unit on such date (the “Loan to Equity Value Percentage”) not equaling or exceeding 47%, Subsidiary Borrower may elect to pay interest, fees and expenses in connection with the Subsidiary Credit Agreement in kind by adding such amounts to the principal amount of the borrowings under the Subsidiary Credit Agreement.

The Subsidiary Credit Agreement requires mandatory prepayments of all amounts outstanding thereunder if the Company ceases to own all of the equity interests of Subsidiary Borrower. In addition, if the Loan to Equity Value Percentage exceeds 47%, Subsidiary Borrower must prepay the loan, pledge additional Common Units as collateral and/or direct the collateral agent to sell Pledged Units to achieve a Loan to Equity Value Percentage that is less than 42.5%.

The Subsidiary Credit Agreement prohibits Subsidiary Borrower from making any distributions or other payments to the Company (including any distributions resulting from Subsidiary Borrower’s receipt of distributions from the Partnership) if the Loan to Equity Value Percentage exceeds 47% or any event of default exists under the Subsidiary Credit Agreement.  The Subsidiary Credit Agreement also limits the Company’s ability and the ability of its subsidiaries (other than the Partnership) to sell Common Units in certain circumstances.

The Subsidiary Credit Agreement contains various other covenants that, among other restrictions, limit Subsidiary Borrower’s ability to incur indebtedness, enter into acquisition or disposition transactions and engage in any business activities.  The Subsidiary Credit Agreement does not include any financial covenants.

Events of default under the Subsidiary Credit Agreement include, among others, (i) Subsidiary Borrower’s failure to pay principal or interest when due, (ii) Subsidiary Borrower’s or the Company’s failure to comply with agreements, obligations or covenants in the Subsidiary Credit Agreement, the Guaranty or any other loan document, (iii) material inaccuracy of any representation or warranty, (iv) certain change of control events, bankruptcy and other insolvency events and (v) the occurrence of certain events relating to the Common Units.

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the Subsidiary Credit Agreement will immediately become due and payable. If any other event of default exists under the Subsidiary Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Subsidiary Credit Agreement, Subsidiary Borrower will be unable to borrow funds and the lenders may exercise other rights and remedies. In addition, if any event of default exists under the Subsidiary Credit Agreement, the lenders may commence foreclosure or other actions against the Pledged Units.  If the Company defaults on its obligations under the Guaranty, then the lenders could declare all amounts outstanding under the Subsidiary Credit Agreement immediately due and payable (with accrued interest).   If Subsidiary Borrower and the Company are unable to pay such amounts, the lenders may foreclose on the Pledged Units.  Citibank, N.A., as the agent under the Subsidiary Credit Agreement, has the right to demand additional collateral or amend the Subsidiary Credit Agreement if certain events occur that adversely impact the composition and quality of the Pledged Units or Citibank, N.A’s position as a secured creditor.

The Partnership’s Credit Facility.  As of March 31, 2013, there was $57.1 million in outstanding letters of credit and $12.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $565.9 million available for future borrowing based on

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

the borrowing capacity of $635.0 million.  However, the financial covenants in the Partnership’s credit facility limit the amount of funds that it can borrow.  As of March 31, 2013, based on the Partnership’s maximum permitted consolidated leverage ratio (as defined in the amended credit facility), the Partnership could borrow approximately $377.3 million of additional funds.

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

The Partnership’s credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of its assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries. The Partnership may prepay all loans under the Partnership’s credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Partnership’s credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the Partnership’s credit facility.

All other material terms of the Partnership’s credit facility are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

(4) Other Long-term Liabilities

The Partnership has the following assets under capital leases as of March 31, 2013 (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(14,676)
Net assets under capital leases	$22,523

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of March 31, 2013 (in thousands):

Fiscal Year
2013	$3,437
2014	4,582
2015	4,582
2016	4,582
2017	6,910
Thereafter	5,189
Less: Interest	(4,827)
Net minimum lease payments under capital lease	24,455
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$20,007

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(5) Certain Provisions of the Partnership Agreement

(a)         Partnership Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing the Partnership’s 8.875% senior notes due 2018 (the “2018 Notes”) or the Partnership’s 7.125% senior notes due 2022 (the “2022 Notes” and together with the 2018 notes, “all senior unsecured notes”), the Partnership must make distributions of 100.0% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made to the common unitholders and to the general partner relative to their proportional share of ownership of the Partnership, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $1.4 million and $1.0 million were earned by the Company for the three months ended March 31, 2013 and 2012, respectively.

The Partnership’s fourth quarter 2012 distribution on its common and preferred units of $0.33 per unit was paid on February 14, 2013 with the preferred units paid-in-kind through the issuance of 0.4 million preferred units. The Partnership’s first quarter 2013 distribution on its common and preferred units of $0.33 per unit will be paid on May 15, 2013.

(b)         Issuance of Partnership Equity

On January 14, 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.4 million.  Concurrently with the public offering, the Partnership issued 2,700,000 common units representing limited partner interests in the Partnership at an offering price of $14.55 per unit for net proceeds of $39.2 million.  The net proceeds from both common unit offerings were used for capital expenditures, to repay bank borrowings and for general partnership purposes. The Partnership’s general partner did not exercise its option to make a general partner contribution to maintain its then current general partner percentage interest in connection with these offerings.

In March 2013, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million.  Sales of such common units will be made by means of ordinary brokers’ transactions through the facilities of the Nasdaq Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.  Under the terms of the EDA, the Partnership may sell common units from time to time to BMOCM as principal for its own account at a price to be agreed upon at the time of sale. For any such sales, the Partnership will enter into a separate terms agreement with BMOCM.

Through March 31, 2013, the Partnership sold an aggregate of 1.2 million common units under the EDA, generating proceeds of approximately $20.9 million (net of approximately $0.3 million of commissions to BMOCM).  The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

The Company reflects changes in its ownership interest in the Partnership as equity transactions.  The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company’s ownership interest in the Partnership.  Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional paid-in-capital.  The Company’s book carrying amount per Partnership unit was below the price per unit received by the Partnership for its January 2013 sales of common units resulting in changes in equity of $8.9 million.  The changes were recorded as an increase in additional paid-in-capital and a reduction in non-controlling interest during the period ended March 31, 2013.  The Company also reduced its deferred tax liability in the amount of $2.5 million relating to the difference between its book and tax investment in the Partnership with the offset to additional paid-in-capital.

(6) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three months ended March 31, 2013 and March 31, 2012 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended March 31,
	2013	2012
Net loss attributable to Crosstex Energy, Inc.	$(2,936)	$(825)
Distributed earnings allocated to:
Common shares	$5,707	$5,209
Unvested restricted shares	138	158
Total distributed earnings	$5,845	$5,367
Undistributed loss allocated to:
Common shares	$(8,513)	$(6,016)
Unvested restricted shares	(268)	(176)
Total undistributed loss	$(8,781)	$(6,192)
Net loss allocated to:
Common shares	$(2,806)	$(807)
Unvested restricted shares	(130)	(18)
Total net loss	$(2,936)	$(825)
Basic and diluted net loss per share:
Basic common share	$(0.06)	$(0.02)
Diluted common share	$(0.06)	$(0.02)

The following are the common share amounts used to compute the basic and diluted earnings per common share for the  three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,568	47,350

(7) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below. Share-based compensation associated with the CEI share-based compensation plan awarded to officers and employees of the Partnership are recorded by the Partnership since CEI has no operating activities other than its interest in the Partnership. Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of share-based compensation charged to general and administrative expense	$4,547	$2,241
Cost of share-based compensation charged to operating expense	559	323
Total amount charged to income	$5,106	$2,564
Interest of non-controlling partners in share-based compensation	$1,986	$994
Amount of related income tax benefit recognized in income	$1,157	$582

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(b) Partnership Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2013 is provided below:

	Three Months Ended March 31, 2013
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	1,003,159	$13.31
Granted	526,502	15.89
Vested*	(264,140)	8.70
Forfeited	(20,945)	15.37
Non-vested, end of period	1,244,576	$15.35
Aggregate intrinsic value, end of period (in thousands)	$22,900

* Vested units include 82,348 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2013 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at March 31, 2013.  In March 2013, the Partnership issued 57,897 restricted units with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in the restricted units granted and vested line items above.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2013 and 2012 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Restricted Units:	2013	2012
Aggregate intrinsic value of units vested	$4,024	$3,511
Fair value of units vested	$2,299	$1,327

As of March 31, 2013, there was $10.6 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

(c) Partnership Unit Options

A summary of the unit option activity for the three months ended March 31, 2013 is provided below:

	Three Months Ended March 31, 2013
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	349,018	$7.25
Exercised	(70,278)	5.70
Forfeited	(2,681)	26.75
Outstanding, end of period	276,059	$7.46
Options exercisable at end of period	276,059
Weighted average contractual term (years) end of period:
Options outstanding	5.9
Options exercisable	5.9
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$3,345
Options exercisable	$3,345

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three months ended March 31, 2013 and March 31, 2012 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Unit Options:	2013	2012
Intrinsic value of unit options exercised	$814	$411
Fair value of unit options vested	$254	$277

As of March 31, 2013, all options were vested and fully expensed.

(d)         Crosstex Energy, Inc.’s Restricted Stock

The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the three months ended March 31, 2013 is provided below:

	Three Months Ended
	March 31, 2013
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,329,162	$9.75
Granted	533,482	15.63
Vested*	(264,887)	7.43
Forfeited	(25,318)	12.27
Non-vested, end of period	1,572,439	$12.09
Aggregate intrinsic value, end of period (in thousands)	$30,285

* Vested shares include 79,021 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2013 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at March 31, 2013.  In  March 2013, CEI issued 60,018 restricted shares with a fair value of  $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in restricted shares granted and vested in the above line items.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2013 and March 31, 2012 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, Inc. Restricted Shares:	2013	2012
Aggregate intrinsic value of shares vested	$3,990	$2,736
Fair value of shares vested	$1,967	$1,006

As of March 31, 2013, there was $11.1 million of unrecognized compensation costs related to non-vested CEI restricted shares. The cost is expected to be recognized over a weighted average period of 1.6 years.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

(e)          Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted as a means of compensation since 2005. All options outstanding at March 31, 2013 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of March 31, 2013:

	Three Months Ended March 31, 2013
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500	$6.50
Weighted average contractual term (years) end of period	1.7

(8) Derivatives

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” “liquids swaps” and “put options.”  Swing swaps are generally short-term in nature (one month) and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets.  Storage swap transactions protect against changes in the value of products that the Partnership has stored to serve various operational requirements (gas) or has in inventory due to short term constraints in moving the product to market (liquids). Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Liquids financial swaps are used to hedge price risk on percent of liquids (POL) contracts. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

The components of (gain) loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Change in fair value of derivatives that do not qualify for hedge accounting	$(631)	$1,181
Realized losses on derivatives	1,115	1,026
Ineffective portion of derivatives qualifying for hedge accounting	(12)	(38)
Loss on derivatives	$472	$2,169

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Fair value of derivative assets — current, designated	$551	$724
Fair value of derivative assets — current, non-designated	2,147	2,510
Fair value of derivative assets — long term, designated	9	—
Fair value of derivative liabilities — current, designated	(43)	(105)
Fair value of derivative liabilities — current, non-designated	(212)	(1,205)
Fair value of derivative liabilities — long term, designated	(12)	—
Net fair value of derivatives	$2,440	$1,924

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of March 31, 2013 (all gas volumes are expressed in MMBtus and liquids volumes are expressed in gallons). The remaining terms of the contracts extend no later than December 2014. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	March 31, 2013
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(7,076)	$505
Total swaps designated as cash flow hedges		$505

Mark to Market Derivatives:*
Swing swaps (short contracts)	(1,014)	—
Physical offsets to swing swap transactions (long contracts)	1,014	—

Basis swaps (long contracts)	450	—
Physical offsets to basis swap transactions (short contracts)	(450)	1,585
Basis swaps (short contracts)	(450)	8
Physical offsets to basis swap transactions (long contracts)	450	(1,745)

Processing margin hedges — liquids (short contracts)	(4,483)	1,059
Processing margin hedges — gas (long contracts)	523	272

Liquids swaps - non-designated (short contracts)	(3,407)	792

Storage swap transactions — gas (short contracts)	(100)	(35)
Storage swap transactions — liquids inventory (short contracts)	(840)	(1)

Total mark to market derivatives		$1,935

*                 All are gas contracts, volume in MMBtus, except for liquids swaps (designated or non-designated) and processing margin hedges - liquids (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (ISDAs) with its counterparties. If the Partnership’s counterparties failed to perform under existing swap contracts entered into under these ISDAs, the Partnership’s maximum loss as of March 31, 2013 of $2.7 million would be reduced to $2.6 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Increase (Decrease) in Midstream Revenue	2013	2012
Liquids realized gain (loss) included in Midstream revenue	$280	$(12)

Natural Gas

As of March 31, 2013, the Partnership had no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of March 31, 2013, an unrealized derivative fair value net gain of $0.5 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income. Of that amount, a net gain of $0.5 million is expected to be reclassified into earnings through March 2014. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
March 31, 2013	$1,935	$—	$—	$1,935

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2013	December 31, 2012
	Level 2	Level 2
Commodity Swaps*	$2,440	$1,924
Total	$2,440	$1,924

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

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$999,780	$1,086,938	$1,036,305	$1,118,875
Obligations under capital lease	$24,455	$26,683	$25,257	$27,667

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $12.0 million in borrowings under its revolving credit facility included in long-term debt as of March 31, 2013 and $71.0 million at December 31, 2012.  The Subsidiary Borrower had $22.0 million in borrowings under the Subsidiary Credit Agreement included in long-term debt as of March 31, 2013.  As borrowings under the Partnership’s credit facility and the Subsidiary Credit Agreement accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under their respective credit facilities. As of March 31, 2013 and December 31, 2012, the Partnership also had borrowings totaling $715.8 million and $715.3 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and borrowings of $250.0 million under the 2022 Notes with a fixed rate of 7.125% as of March 31, 2013 and December 31, 2012.  The fair value of all senior unsecured notes as of March 31, 2013 and December 31, 2012 was based on Level 1 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(10) Income Tax

The income tax provision for the three months ended March 31, 2013 reflects a tax benefit of $1.0 million for the current period loss. Unrecognized tax benefits increased $0.2 million during the three months ended March 31, 2013, and the increase, if recognized, would affect the effective tax rate.

The Company records deferred tax liabilities relating to property, plant, equipment and intangible assets primarily related to the Company’s share of the book basis in excess of tax basis for the assets inside of the Partnership. The Company also records deferred taxes relating to the difference between the Company’s book and tax basis of its investment in the Partnership. As of December 31,

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

2012, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax asset of $6.0 million which was offset by a valuation allowance of $6.0 million. As of  March 31, 2013, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax liability due to the changes in the Company’s investment as a result of the Partnership’s unit issuances during the three months ended March 31, 2013. Since the Company no longer has a deferred tax asset, the related $6.0 million valuation allowance was reversed during the three months ended March 31, 2013. The Company adjusts its deferred tax liability with the offset to additional-paid-in-capital for changes in its investment in the Partnership due to unit issuances.

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

At times, the Partnership’s subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership’s subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

The Partnership (or its subsidiaries) is defending lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas.  In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution.  The Partnership has accrued $2.0 million related to this matter.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	ORV	Corporate	Totals
	(In thousands)
Three Months Ended March 31, 2013:
Sales to external customers	$133,057	$73,450	$183,923	$55,259	$—	$445,689
Sales to affiliates	$29,786	$16,363	$16,427	$—	$(62,576)	$—
Purchased gas, NGLs and crude oil	$(140,633)	$(46,118)	$(175,783)	$(41,064)	$62,576	$(341,022)
Operating expenses	$(7,661)	$(14,172)	$(7,218)	$(8,285)	$—	$(37,336)
Segment profit	$14,549	$29,523	$17,349	$5,910	$—	$67,331
Gain (loss) on derivatives	$373	$(775)	$(70)	$—	$—	$(472)
Depreciation, amortization and impairments	$(3,139)	$(19,791)	$(7,975)	$(2,342)	$(498)	$(33,745)
Capital expenditures	$8,232	$5,023	$96,166	$15,246	$4,954	$129,621
Identifiable assets	$286,273	$1,034,580	$708,989	$327,648	$155,144	$2,512,634
Three Months Ended March 31, 2012:
Sales to external customers	$146,697	$64,681	$160,331	$—	$—	$371,709
Sales to affiliates	72,810	31,484	45,545	—	(149,839)	—
Purchased gas, NGLs and crude oil	(189,220)	(50,021)	(182,554)	—	149,839	(271,956)
Operating expenses	(7,936)	(13,151)	(6,719)	—	—	(27,806)
Segment profit	$22,351	$32,993	$16,603	$—	$—	$71,947
Gain (loss) on derivatives	$102	$(2,263)	$(8)	$—	$—	$(2,169)
Depreciation, amortization and impairments	$(3,172)	$(20,433)	$(7,959)	$—	$(634)	$(32,198)
Capital expenditures	$8	$13,156	$15,662	$—	$454	$29,280
Identifiable assets	$287,879	$1,092,530	$463,250	$—	$86,890	$1,930,549

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Segment profits	$67,331	$71,947
General and administrative expenses	(18,973)	(15,606)
Loss on derivatives	(472)	(2,169)
Gain (loss) on sale of property	(11)	98
Depreciation, amortization and impairments	(33,745)	(32,196)
Operating income	$14,130	$22,074

(13) Subsequent Event

On May 8, 2013, Subsidiary Borrower exercised the accordion feature of the Subsidiary Credit Agreement, thereby increasing the amount Subsidiary Borrower is permitted to borrow on a revolving credit basis from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute these additional funds to the Company for its additional $25.0 million investment commitment in E2 for the construction of a third natural gas compression and condensate stabilization facility in the Ohio River Valley.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000. Our assets primarily consist of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership.  As of March 31, 2013, these partnership interests consisted of 16,414,830 common units, representing limited partner interests in Crosstex Energy, L.P., and a 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns the general partner interest and the incentive distribution rights in Crosstex Energy, L.P.  The Partnership is engaged in providing midstream energy services, including gathering, processing, transmission and marketing, to producers of natural gas, NGLs and crude oil.  The Partnership also provides crude oil, condensate and brine water services to producers.  The Partnership’s midstream energy asset network includes approximately 3,500 miles of pipelines, ten natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks.  The Partnership manages and reports its activities primarily according to geography.  The Partnership has five reportable segments:  (1)  South Louisiana processing and NGL, or PNGL, which includes its processing and NGL assets in South Louisiana; (2) Louisiana, or LIG, which includes its pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes its activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes its activities in the Utica Shale; and (5) Corporate Segment, or Corporate, which includes its equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and its general partnership property and expenses.

Our cash flows consist primarily of distributions from the Partnership on the partnership interests we own. Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of the Partnership’s business or to provide for future distributions.

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

•                                     providing compression services;

•                                     purchasing and reselling crude oil and condensate;

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

The Partnership has recorded a loss of approximately $4.2 million during the three months ended March 31, 2013 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately $16.0 million to $20.0 million on the Delivery Contract for the remainder of the year ending December 31, 2013. This estimate is based on forward prices, basis spreads and other market assumptions as of March 31, 2013. These assumptions are subject to change if market conditions change during the remainder of 2013, and actual results under the Delivery Contract in 2013 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

E2 Investment.  On March 5, 2013, we entered into an agreement to form a new company (“E2”) that will provide services for producers in the liquids-rich window of the Utica Shale play. The initial investment commitment of approximately $50.0 million will be used to fund two new natural gas compression and condensate stabilization facilities. As of March 31, 2013, we had invested approximately $22.0 million in E2. On May 8, 2013, we agreed to invest an additional $25.0 million in E2 to fund the construction of a third natural gas compression and condensate stabilization facility in the Ohio River Valley.

E2 will build, own and operate three gas gathering compressor stations and condensate stabilization assets in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. E2 serves as the manager and operator of these assets with expected commercial operations to start up by the end of the fourth quarter of 2013. We own approximately 93 percent of E2 with the remainder owned by E2 management.  We  have  pre-determined rights to purchase the management ownership interests of E2 in the future.

In March 2013, XTXI Capital, LLC, our wholly-owned subsidiary (“Subsidiary Borrower”), entered into a $75.0 million senior secured credit facility in order to provide the financing for our investment in E2. We have guaranteed Subsidiary Borrower’s obligations under such credit facility. On May 8, 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to such credit facility to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute the proceeds from such credit facility increase to us to fund our additional $25.0 million investment commitment in E2.

Cajun-Sibon Phases I and II. In Louisiana, the Partnership is transforming its business that has been historically focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market has historically relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

The Partnership began this transformation by restarting its Eunice fractionator during 2011 at a rate of 15,000 barrels per day (“Bbls/d”) of NGLs. This is a pivotal asset for Cajun-Sibon Phase I as the Partnership is expanding this facility to a rate of 55,000 Bbls/d. When Phase I of its pipeline extension project is completed, Mont Belvieu supply lines in east Texas will be connected to Eunice providing a direct link to its fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion will increase the Partnership’s interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.  The Eunice fractionator was taken out of service in March 2013 to complete the expansion work and is expected to be back in service in June 2013.

Construction is underway on the Phase I pipeline extension.  The pipeline extension between Mont Belvieu and Eunice will have an initial capacity of approximately 70,000 Bbls/d for raw-make NGLs. The Partnership expects Phase I facilities, both the pipeline and the expanded fractionation facilities, will be operating by mid-2013.

Cajun-Sibon Phase II will further enhance the Partnership’s Louisiana NGL business with significant additions to the Cajun-Sibon Phase I NGL pipeline extension and Eunice expansion. Under Phase II the Partnership will add pumping stations on the Phase I pipeline extension to increase its NGL supply capacity from approximately 70,000 Bbls/d to approximately 120,000 Bbls/d, construct a new 100,000 Bbl/d fractionator at the Plaquemine gas processing plant site and extend the Phase I NGL pipeline from Eunice to the new Plaquemine fractionator.  The Partnership expects Phase II will be in service during the second half of 2014.

Issuance of Common Units. On January 14, 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.4 million.  Concurrently with the public offering, the Partnership issued 2,700,000 common units representing limited partner interest in the Partnership at a price of $14.55 per unit for net proceeds of $39.2 million.  The net proceeds from both common unit offerings were used for capital expenditures for currently identified projects, to repay bank borrowings and for general partnership purposes.  The Partnership’s general partner did not make a general partner contribution to maintain its general partner interest.

In March 2013, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million.  Sales of such common units will be made by means of ordinary brokers’ transactions through the facilities of the Nasdaq Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.  Under the terms of the EDA, the Partnership may sell common units from to time to BMOCM as principal for its own account at a price to be agreed upon at the time of sale. For any such sales, the Partnership will enter into a separate terms agreement with BMOCM.

Through March 31, 2013, the Partnership sold an aggregate of 1.2 million common units under the EDA, generating proceeds of approximately $20.9 million (net of approximately $0.3 million of commissions to BMOCM).  The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

Other Developments.  Howard Energy Partners (“HEP”) is continuing to expand its midstream assets in the Eagle Ford shale in south Texas.  The Partnership contributed an additional $13.0 million to HEP during the three months ended March 31, 2013 to fund its 30.6 percent share of HEP’s expansion costs.  The Partnership also received its first cash distribution of $4.4 million from HEP during the three months ended March 31, 2013.  The Partnership is obligated to contribute additional funds to HEP upon one or more requests made by HEP.  The Partnership expects that as HEP makes additional distributions to the Partnership and its other investors, HEP will request that the Partnership make additional capital contributions to fund its ongoing expansion efforts.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define the Partnership’s adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, (gain) loss on noncash derivatives, distribution from limited liability company and noncontrolling interest; less gain on sale of property and equity in losses of limited liability company. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(In millions)

Net loss	$(2.9)	$(0.8)
Interest expense	20.4	19.4
Depreciation and amortization	33.7	32.2
Distribution from limited liability company (b)	4.5	—
Gain on sale of property	—	(0.1)
Stock-based compensation	5.1	2.6
Non-controlling interest	(2.2)	3.6
Taxes	1.0	(0.1)
Other (a)	(1.9)	1.7

Adjusted EBITDA	$57.7	$58.5

 (a)  Includes the Partnership’s financial derivatives marked-to-market and CEI’s direct general and administrative expenses and other income that are not included in the Partnership’s adjusted EBITDA.

 (b)  Includes an add-back for the Partnership’s equity in the Howard Energy Partners loss, in the amount of $0.1 million, for the three months ended March 31, 2013.

We define gross operating margin, generally, as revenues minus cost of purchased gas, NGLs and crude oil. The Partnership presents gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas and crude oil for a margin or to gather, process, transport or market natural gas, NGLs and crude oil for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because these expenses are largely independent of the volumes the Partnership transports or processes and fluctuate depending on the activities performed during a specific period. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of the Partnership’s gross operating margin to operating income:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Total gross operating margin	$104.7	$99.8

Add (deduct):
Operating expenses	(37.3)	(27.8)
General and administrative expenses	(19.0)	(15.6)
Gain on sale of property	—	0.1
Loss on derivatives	(0.5)	(2.2)
Depreciation, amortization and other	(33.8)	(32.2)
Operating income	$14.1	$22.1

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated, which includes the Partnership’s July 2012 acquisition of the ORV assets reflected in the three months ended March 31, 2013. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue minus cost of purchased gas, NGLs and crude oil as reflected in the table below.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
LIG Segment
Revenues	$162.8	$219.5
Purchased gas and NGLs	(140.6)	(189.2)
Total gross operating margin	$22.2	$30.3
NTX Segment
Revenues	$89.9	$96.2
Purchased gas and NGLs	(46.1)	(50.0)
Total gross operating margin	$43.8	$46.2
PNGL Segment
Revenues	$200.3	$205.9
Purchased gas, NGLs and crude oil	(175.8)	(182.6)
Total gross operating margin	$24.5	$23.3
ORV Segment
Revenues	$55.3	—
Purchased crude oil	(41.1)	—
Total gross operating margin	$14.2	—
Corporate
Revenues	$(62.6)	$(149.8)
Purchased gas and NGLs	62.6	149.8
Total gross operating margin	$—	$—
Total
Revenues	$445.7	$371.8
Purchased gas, NGLs and crude oil	(341.0)	(272.0)
Total gross operating margin	$104.7	$99.8

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	595,000	900,000
Processing (MMBtu/d)	246,000	262,000
NTX
Gathering and Transportation (MMBtu/d)	1,087,000	1,181,000
Processing (MMBtu/d)	394,000	319,000
PNGL
Processing (MMBtu/d)	492,000	904,000
NGL Fractionation (Gals/d)	1,294,000	1,179,000
ORV*
Crude Oil Handling (Bbls/d)	9,700	—
Brine Disposal (Bbls/d)	7,800	—

* Crude oil handling from PNGL is included in ORV reported volumes.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Gross Operating Margin. Gross operating margin was $104.7 million for the three months ended March 31, 2013 compared to $99.8 million for the three months ended March 31, 2012, an increase of $4.9 million, or 4.9%. The overall increase was due to the July 2012 acquisition of the ORV assets, increased throughput on the Partnership’s Permian Basin systems, increase in NGL fractionation and marketing activity and increase from the Partnership’s south Louisiana NGL fractionation and marketing activity. The following provides additional details regarding this change in gross operating margin:

•                        The ORV segment contributed a total increase of $14.2 million to the Partnership’s gross operating margin for the three months ended March 31, 2013. Gross operating margins from crude oil and condensate handling and brine disposal and handling were $9.7 million and $4.5 million, respectively.

•                        The NTX segment had a decrease in gross operating margin of $2.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Gross operating margin increased by $2.4 million from the Partnership’s gas processing facilities primarily due to increased throughput on the Partnership’s Permian Basin systems. This increase was offset by a decline in the Partnership’s throughput volumes on the gathering and transmission assets resulting in a decrease in gross operating margin of $4.4 million.

•                        The PNGL segment had a gross operating margin increase of $1.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The Partnership’s NGL fractionation and marketing activities contributed $7.3 million of the gross operating margin increase due to improved margins from seasonal pricing spreads and increased NGL volumes from truck and rail activity. These increases were largely offset by a combined gross operating margin decrease of $6.7 million from the Partnership’s south Louisiana processing plants due to the less favorable processing environment.  The PNGL segment also includes the Partnership’s crude oil terminal activity in south Louisiana, which contributed $0.6 million of gross operating margin increase.

•                        The LIG segment had a decrease in gross operating margin of $8.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The majority of the decrease is attributed to a weaker processing environment. Gross operating margins decreased by $3.1 million from the Partnership’s Gibson and Plaquemine plants and decreased by $1.8 million from gas processed for the Partnership’s account by a third-party processor. Gross operating margins decreased by $3.2 million on the gathering and transmission assets due to sales volumes lost related to the Bayou Corne sinkhole and lower blending and treating fees for first quarter of 2013 as compared to same period in 2012.  Although the Partnership’s north LIG system in the Haynesville Shale had volume declines, most of these volume declines were associated with gas transported under firm transportation agreements so the Partnership only realized a slight decrease in its transportation fee on the Partnership’s north LIG system.

Operating Expenses. Operating expenses were $37.3 million for the three months ended March 31, 2013 compared to $27.8 million for the three months ended March 31, 2012, an increase of $9.5 million, or 34.3%. This increase in operating expenses includes a total increase of $7.1 million related to the direct operating costs of the July 2012 acquisition of the ORV assets (as set out in more detail in the bullets below).  The primary contributors to the total increase are as follows:

•                  the Partnership’s labor and benefits expense increased by $4.6 million related to the acquisition of the Partnership’s ORV assets and an increase in employee headcount for activity related to project expansions in the Partnership’s PNGL segment;

•                  the Partnership’s rents, lease and vehicle expense increased by $1.9 million related to the acquisition of the Partnership’s ORV assets;

•                  the Partnership’s utilities, fees and services, including operating and construction fees, increased by $1.5 million related to the acquisition of our ORV assets and an increase in expenses for the Partnership’s Permian Basin systems, which had a full quarter of operations during 2013 as compared to a partial quarter of operations during 2012; and

•                  the Partnership’s ad valorem tax expense increased by $0.8 million due to project expansions.

General and Administrative Expenses. General and administrative expenses were $19.0 million for the three months ended March 31, 2013 compared to $15.6 million for the three months ended March 31, 2012, an increase of $3.4 million, or 21.8%. The increase is primarily due to the following:

•                  the Partnership’s salaries, wages and benefits increased by $0.1 million due to an increase in headcount;

•                  the Partnership’s bad debt expense increased by $0.2 million;

•                  the Partnership’s stock based compensation expense increased by $2.3 million, including $2.0 million attributable to certain bonuses paid in March 2013 in the form of stock and units awards that immediately vested; and

•                  the Partnership’s utilities and other office supply fees increased by $0.4 million.

(Gain)/Loss on Derivatives. The Partnership had a loss on derivatives of $0.5 million for the three months ended March 31, 2013 compared to a loss of $2.2 million for the three months ended March 31, 2012. The derivative transaction types contributing to the net loss are as follows (in millions):

	Three Months Ended March 31,
	2013		2012
	Total	Realized	Total	Realized
Basis swaps	$0.6	$1.3	$2.3	$0.7
Processing margin hedges	(0.5)	(0.3)	0.2	0.9
Liquids Swaps - non-designated	0.3	—	0.1	—
Other	0.1	0.1	(0.4)	(0.6)
Net loss on derivatives	$0.5	$1.1	$2.2	$1.0

Depreciation and Amortization. Depreciation and amortization expenses were $33.7 million for the three months ended March 31, 2013 compared to $32.2 million for the three months ended March 31, 2012, an increase of $1.5 million, or 4.7%. This increase includes $3.4 million additional depreciation due to net asset additions including $2.3 million related to the acquisition of the ORV assets and $0.7 million related to net additions in the Permian area. These additions were partially offset by decreased amortization of $0.4 million related to Sabine Pass Plant intangible amortization which was fully amortized in December 2012 and $1.5 million of decreased intangible amortization related to the revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership’s gathering system in North Texas.

Interest Expense. Interest expense was $20.4 million for the three months ended March 31, 2013 compared to $19.4 million for the three months ended March 31, 2012, an increase of $1.0 million, or 5.2%. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2013	2012

Senior notes	$20.5	$16.1
Bank credit facility	1.4	1.6
Capitalized interest	(3.9)	—
Amortization of debt issue costs	2.0	1.7
Other	0.4	—
Total	$20.4	$19.4

Equity in losses of limited liability company.  Equity in losses of limited liability company were $0.1 million for the three months ended March 31, 2013 compared to no equity in earnings of limited liability company for the three months ended March 31, 2012 related to the Partnership’s HEP equity investment.

Income Taxes.  Income tax benefit was $1.0 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012, an increase of $0.9 million. The increased tax benefit is due to the tax benefit associated with the $3.1 million increase in the Company’s operating loss between periods. This increased benefit was partially offset by an increase in tax expense attributable to the new, wholly owned corporate entity that was formed by the Partnership to acquire the ORV assets.

Interest of Non-Controlling Partners in the Partnership’s Net Loss.  The interest of non-controlling partners in the Partnership’s net income was a net loss of $2.2 million for the three months ended March 31, 2013 compared to net income of $3.6 million for the three months ended March 31, 2012 due to the changes shown in the following summary (in millions):

	Three Months Ended March 31,
	2013	2012

Net income (loss) for the Partnership	$(6.0)	$3.0
Income allocation to CEI for the general partner incentive distribution	(1.4)	(1.0)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	2.5	1.1
(Income) loss allocation to CEI for its general partner share of Partnership income	0.2	(0.1)
Net income (loss) allocable to limited partners	(4.7)	3.0
Less: CEI’s share of net income (loss) allocable to limited partners	(2.5)	(0.6)
Non-controlling partners’ share of Partnership net income (loss)	$(2.2)	$3.6

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $11.0 million for three months ended March 31, 2012. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012

Income before non-cash income and expenses	$36.7	$39.6
Changes in working capital	$(26.2)	$(28.5)

Cash flow from income before non-cash income and expenses decreased by $6.2 million.  Such decrease resulted from an increase in operating and general and administrative expenses due to increased activity related to the Partnership’s Cajun Sibon I and II projects partially offset by an increase in gross operating margin from the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The change in working capital for 2013 and 2012 primarily relates to normal fluctuations in trade receivable and payable balances due to timing of collections and payments.

Cash Flows from Investing Activities. Net cash used in investing activities was $115.1 million for the three months ended March 31, 2013 and $41.0 million for the three months ended March 31, 2012. The Partnership’s primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Growth capital expenditures	$116.3	$33.4
Maintenance capital expenditures	5.0	2.9
Investment in limited liability company	13.0	4.9

Total	$134.3	$41.2

Net cash used in investing activities for the three months ended March 31, 2013 includes proceeds of $18.0 million from the Partnership’s sale of the local distribution companies, which were classified as held for disposition on the balance sheet as of December 31, 2012.

	Three Months Ended
	March 31,
	2013	2012
Net (repayments) borrowings on bank credit facilities	$(37.0)	$54.0
Net repayments under capital lease obligations	(0.8)	(0.8)
Debt refinancing costs	(2.5)	(1.2)
Common unit offerings	185.5	—

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash dividends and distributions made during the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Dividend to shareholders	$5.8	$5.4
Non-controlling partner distributions	20.7	16.0
Total	$26.5	$21.4

In order to reduce interest costs, the Partnership and Subsidiary Borrower do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s credit facility. The Partnership and Subsidiary Borrower borrow money under their respective credit facilities to fund checks as they are presented. As of March 31, 2013, the Partnership and Subsidiary Borrower had approximately $565.9 million and $53.0 million, respectively, of available borrowing capacity under their respective credit facilities. Changes in drafts payable for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Decrease in drafts payable	$(1.2)	$(2.7)

Working Capital. We had a working capital deficit of $2.0 million as of March 31, 2013.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues are collected and a large volume of its gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  During times of significant construction, accounts payable balances also include construction related invoices, which negatively impact working capital until paid from long-term funds. In addition, although the Partnership strives to minimize the amount of time and volumes that its natural gas and NGLs are kept in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Changes in Operations During 2013.  The Partnership has a gas gathering contract with a major producer in its North Texas assets with a primary term that expired August 31, 2012 that was modified to be on a month-to-month basis beginning September 1, 2012.  Subsequently, the modified contract was extended for six months at a reduced gathering fee rate which reduced its gross operating margin by approximately $1.2 million per quarter.  The contract is currently rolling month to month in evergreen status (under the terms of the previously mentioned six month extension), and the Partnership is in the process of finalizing negotiations of a longer term agreement.

The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana.  In August 2012, a large sinkhole formed in the vicinity of these pipelines and underground storage reservoirs. This sinkhole is situated west of the Partnership’s underground natural gas and NGL storage facility.

The cause of the sinkhole is currently under investigation by Louisiana state and local officials. The Partnership took a section of its 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The Partnership expects that the ongoing overall business impact on the services previously provided by the pipeline, which include gathering, processing, transportation and end-user sales, will be approximately $0.25 to $0.3 million per month while the pipeline section is out of service.  The Partnership is currently in the initial phase of constructing the replacement pipeline in its rerouted location and anticipates services will resume in third quarter 2013.

The Partnership is assessing the potential for recovering its losses from responsible parties, and it is seeking recovery from its insurers. The Partnership’s insurers, however, have denied its insurance claim for coverage and filed a declaratory judgment asking a court to determine that the Partnership’s insurance policy does not cover this damage.  The Partnership has sued its insurers for breach of contract due to their refusal to pay its insurance claim for this damage.  The Partnership has also sued Texas Brine, LLC, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage.  The Partnership cannot give assurance that the Partnership will be able to fully recover its losses through insurance recovery or claims against responsible parties.

Capital Requirements. During the three months ended March 31, 2013, capital investments were $137.8 million, which were funded by internally generated cash flow, borrowings under the Partnership’s credit facility, Subsidiary Borrower’s credit facility and equity offerings. The Partnership’s remaining current growth capital spending projection for 2013 is approximately $425.0 million to $480.0 million related to identified growth projects. The Partnership expects to fund the growth capital expenditures from the proceeds of borrowing under the Partnership’s bank credit facility and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of March 31, 2013.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of March 31, 2013 is as follows (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations	$975.0	$—	$—	$—	$—	$—	$975.0
Bank credit facility	34.0	—	—	—	34.0	—	—
Interest payable on fixed long-term debt obligations	490.1	49.9	82.2	82.2	82.2	82.2	111.4
Capital lease obligations	29.3	3.4	4.6	4.6	4.6	6.9	5.2
Operating lease obligations	46.4	5.1	9.2	9.4	7.4	4.5	10.8
Purchase obligations	6.8	6.8	—	—	—	—	—
Consulting agreement	4.3	0.8	3.5	—	—	—	—
Inactive easement commitment*	10.0	—	—	—	—	—	10.0
Uncertain tax position obligations	4.3	4.3	—	—	—	—	—

Total contractual obligations	$1,600.2	$70.3	$99.5	$96.2	$128.2	$93.6	$1,112.4

*  Amounts related to inactive easements paid as utilized by the Partnership with balance due at end of 10 years if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under both Subsidiary Borrower’s and the Partnership’s credit facilities are not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at March 31, 2013, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $0.4 million per year or approximately $0.3 million for the remainder of 2013, and the cash obligation for Subsidiary Borrower’s credit facility would be approximately $1.2 million per year or approximately $0.9 million for the remainder of 2013.

Indebtedness

As of March 31, 2013 and December 31, 2012, long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
Partnership’s credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2013 and December 31, 2012 was 3.3% and 4.3%, respectively	$12.0	$71.0
Subsidiary Borrower’s credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2013 was 5.3%	22.0	—
Partnership’s senior unsecured notes (due 2018), net of discount of $9.2 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	715.8	— 715.3
Partnership’s senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	250.0
Debt classified as long-term	$999.8	$1,036.3

Subsidiary Borrower’s Credit Facility.  On March 5, 2013, Subsidiary Borrower entered into a Credit Agreement (the “Subsidiary Credit Agreement”) with Citibank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other lenders party thereto. Subsidiary Borrower intends to distribute the proceeds from the Subsidiary Credit Agreement to us to finance our investment in E2.  The Subsidiary Credit Agreement initially permitted Subsidiary Borrower to borrow up to $75.0 million on a revolving credit basis. The maturity date of the Subsidiary Credit Agreement is March 5, 2016.  See Note 3 to condensed consolidated financial statements titled “Long-Term Debt” for further details.

As of March 31, 2013, there was $22.0 million borrowed under the Subsidiary Borrower’s bank credit facility, leaving approximately $53.0 million available for future borrowing based on the borrowing capacity of $75.0 million. On May 8, 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to the Subsidiary Credit Agreement to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute the proceeds from such credit facility increase to us to fund our additional $25.0 million investment commitment in E2.

The Partnership’s Credit Facility.  As of March 31, 2013, there was $57.1 million in outstanding letters of credit and $12.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $565.9 million available for future borrowing based on the borrowing capacity of $635.0 million.  However, the financial covenants in the Partnership’s credit facility limit the amount of funds that the Partnership can borrow.  As of March 31, 2013, based on the Partnership’s maximum permitted consolidated leverage ratio (as defined in the amended credit facility), the Partnership could borrow approximately $377.3 million of additional funds.  The Partnership’s credit facility is guaranteed by substantially all of its subsidiaries.  The Partnership’s credit facility matures in May 2016.  In January 2013, the Partnership amended the credit facility. See Note 3 to the condensed consolidated financial statements titled “Long-Term Debt” for further details.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02-Comprehensive Income (ASC 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires that we report reclassifications out of accumulated other comprehensive income and their effect on net income by component or financial statement line. We have included the required disclosures in the notes to our financial statements for the three months ended March 31, 2013.

We have reviewed all other recently issued accounting pronouncements that became effective during the three months ended March 31, 2013 and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership’s primary market risk is the risk related to changes in the prices of natural gas, NGLs and crude oil. In addition, it is exposed to the risk of changes in interest rates on its floating rate debt.

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the CFTC to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives.  The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives markets to clear through clearinghouses.  The legislation and new regulations may also require counterparties to the Partnership’s derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce the Partnership’s ability to monetize or restructure its existing derivative contracts, and increase the Partnership’s exposure to less creditworthy counterparties.  If the Partnership reduces its use of derivatives as a result of the legislation and regulations, the Partnership’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership’s ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  The Partnership’s revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on the Partnership, its financial condition and its results of operations.

Commodity Price Risk

The Partnership is subject to significant risks due to fluctuations in commodity prices. Its exposure to these risks is primarily in the gas processing component of its business. The Partnership currently processes gas under three main types of contractual arrangements:

1.                   Processing margin contracts: Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and the Partnership makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. The Partnership’s margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, the Partnership mitigates its risk of processing natural gas when margins are negative primarily through its ability to bypass processing when it is not profitable for the Partnership or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

2.                   Percent of liquids (“POL”) contracts: Under these contracts, the Partnership receives a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, the Partnership’s margins from these contracts are greater during periods of high liquids prices. The Partnership’s margins from processing cannot become negative under percent of liquids contracts, but do decline during periods of low NGL prices.

3.                   Fee based contracts: Under these contracts the Partnership has no commodity price exposure and is paid a fixed fee per unit of volume that is processed.

Gas processing margins by contract types and gathering, transportation and crude handling margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2013	2012
Gathering, transportation and crude handling margin	64.1%	58.2%

Gas processing margins:
Processing margin	4.2%	18.0%
Percent of liquids	9.6%	7.4%
Fee based	22.1%	16.4%
Total gas processing	35.9%	41.8%

Total	100.0%	100.0%

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

The Partnership has hedged its exposure to declines in prices for NGL volumes produced for its account. The Partnership hedges exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options.

The Partnership has hedges in place at March 31, 2013 covering a portion of the liquids volumes it expects to receive under POL contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
April 2013 — December 2013	Ethane	79 (MBbls)	Index	$0.4205 /gal	$391
April 2013 — December 2013	Propane	43 (MBbls)	Index	$1.1813 /gal	381
April 2013 — December 2013	Iso Butane	20 (MBbls)	Index	$1.6938 /gal	152
April 2013 — December 2013	Normal Butane	28 (MBbls)	Index	$1.6734 /gal	285
April 2013 — December 2013	Natural Gasoline	33 (MBbls)	Index	$2.1649 /gal	104
					$1,313

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
January 2014 — December 2014	Propane	47 (MBbls)	Index	$0.9555 /gal	$(17)
					$(17)

*weighted average

In relation to the Partnership’s POL contracts, as set forth above, the Partnership has hedged 44.5% of its total volumes at risk through December 2013 and hedged 7.4% of its total volumes at risk for 2014.

The Partnership has hedges in place at March 31, 2013 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
April 2013—December 2013	Propane	41 (MBbls)	Index	$1.2548 /gal*	$499
April 2013—December 2013	Normal Butane	42 (MBbls)	Index	$1.6714 /gal*	415
April 2013—December 2013	Natural Gasoline	24 (MBbls)	Index	$2.2386 /gal*	145
April 2013—December 2013	Natural Gas	1,900 (MMBtu/d)	$3.6005 /MMBtu*	Index	272
					$1,331

*weighted average

In relation to its fractionation spread risk, as set forth above, the Partnership has hedged 14.4% of its total liquids volumes at risk and 17.0% of the related total PTR volumes through December 2013.

The Partnership is subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 3.3% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of March 31, 2013, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $2.4 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $1.6 million in the net fair value asset of these contracts as of March 31, 2013 to a net fair value asset of approximately $0.8 million.

Interest Rate Risk

The Company is exposed to interest rate risk on the variable rate bank credit facilities of the Partnership and Subsidiary Borrower. At March 31, 2013, Subsidiary Borrower had $22.0 million in borrowings under its facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.2 million for the year.

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At March 31, 2013, the Partnership had $12.0 million in borrowings under its facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.1 million for the year.

At March 31, 2013, the Partnership had fixed rate debt obligations of $715.8 and $250.0 million, consisting of its senior unsecured notes with an interest rate of 8.875% and 7.125%, respectively.  The fair value of the fixed rate obligations for the 2018 Notes and 2022 Notes was approximately $784.8 million and $268.1 million, respectively, as of March 31, 2013. The Partnership estimates that a 1% decrease or increase in interest rates would increase or decrease the fair value of the 2018 Notes and the 2022 Notes by $29.5 million and $17.3 million, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2013), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012 except as listed below.

The Subsidiary Credit Agreement could adversely affect our ability to borrow funds or capitalize on business opportunities.

Subsidiary Borrower has no assets other than the Pledged Units with which to honor any of its obligations under the Subsidiary Credit Agreement, and if Subsidiary Borrower’s and our capital resources are insufficient to fund such repayment obligations, we may be forced to restructure debt, obtain additional capital or sell other of our assets, including our interest in the general partner of the Partnership or the remaining Common Units we own. In the event that we are required to take such actions to meet the debt service obligations, there cannot be any assurance as to the terms of any such transaction or how quickly any such transaction could be completed, if at all.

An event of default under the Subsidiary Credit Agreement, a failure to meet the Loan to Equity Value Percentage test included therein or our default of certain obligations under our guaranty for such credit facility could trigger a mandatory prepayment under the Subsidiary Credit Agreement and prevent Subsidiary Borrower from making distributions to us, which in turn will limit our ability to pay dividends to our shareholders.

The Subsidiary Credit Agreement contains customary and other events of default, including defaults by us, the Partnership and Subsidiary Borrower.  An event of default under the Subsidiary Credit Agreement, a failure to meet the Loan to Equity Value Percentage test included therein or our default of certain obligations under our guaranty for such credit facility could trigger a mandatory prepayment under the Subsidiary Credit Agreement and prevent Subsidiary Borrower from making distributions to us, which in turn will limit our ability to pay dividends to our shareholders.  The Loan to Equity Value Percentage is directly tied to the market price of the Common Units.  The market price for the Common Units has fluctuated in the past and could fluctuate substantially in the future.  Numerous factors, including those identified in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, and the volatility of the stock market generally, could cause a significant decline in the market price of the Common Units, which could (i) trigger a mandatory prepayment under the Subsidiary Credit Agreement and (ii) prevent Subsidiary Borrower from distributing to us distributions received from the Partnership with respect to the Pledged Units, which in turn will limit our ability to pay dividends to our shareholders.

If in the future we cease to manage and control the Partnership, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control the Partnership and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common stock.

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

2.1***	—

Stock Purchase and Sale Agreement, dated as of May 7, 2012, by and among Energy Equity Partners, L.P., the Individual Owners (as defined therein), Clearfield Energy, Inc., Clearfield Holdings, Inc., West Virginia Oil Gathering Corporation, Appalachian Oil Purchasers, Inc., Kentucky Oil Gathering Corporation, Ohio Oil Gathering Corporation II, Ohio Oil Gathering Corporation III, OOGC Disposal Company I, M&B Gas Services, Inc., Clearfield Ohio Holdings, Inc., Pike Natural Gas Company, Eastern Natural Gas Company, Southeastern Natural Gas Company and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 7, 2012, filed with the Commission on May 8, 2012).

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

Certificate of Amendment to the Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.2 to Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

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

Amendment No. 4 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of September 13, 2012 (incorporated by reference to Exhibit 3.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 13, 2012, filed with the Commission on September 14, 2012).

3.10	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to Crosstex Energy, L.P.’s Registration Statement on Form S-1).
3.11	—

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

10.1	—

Seventh Amendment to Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated January 28, 2013, filed with the Commission on January 29, 2013).

10.2	—

Common Unit Purchase Agreement, dated as of January 9, 2013, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated January 8, 2013, filed with the Commission on January 10, 2013).

10.3	—

Credit Agreement, dated as of March 5, 2013, among XTXI Capital, LLC, Citibank, N.A., as Administrative Agent, Collateral Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated March 5, 2013, filed with the Commission on March 6, 2013).

10.4	—

First Amendment to Credit Agreement, dated as of May 8, 2013, among XTXI Capital, LLC, as Borrower, Crosstex Energy, Inc., as Parent and as Guarantor, and Citibank, N.A., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 8, 2013, filed with the Commission on May 9, 2013).

Number		Description
31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
101**	—

The following financial information from Crosstex Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

May 9, 2013