Form 10-Q
period 2013-06-30
CROSSTEX ENERGY INC
filed 2013-08-08
CIK 1209821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

As of July 25, 2013, the Registrant had 47,723,578 shares of common stock outstanding.

CROSSTEX ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,124	$2,976
Accounts receivable:
Trade, net of allowance for bad debt of $890 and $535, respectively	66,571	63,690
Accrued revenue and other	133,303	155,828
Fair value of derivative assets	3,288	3,234
Natural gas and natural gas liquids inventory, prepaid expenses and other	23,298	11,866
Assets held for disposition	—	22,599
Total current assets	270,584	260,193
Property and equipment, net of accumulated depreciation of $550,075 and $504,442, respectively	1,721,486	1,472,161
Fair value of derivative assets	112	—
Intangible assets, net of accumulated amortization of $286,061 and $263,305, respectively	402,248	425,005
Goodwill	153,802	152,627
Investment in limited liability company	99,354	90,500
Other assets, net	28,651	25,989
Total assets	$2,676,237	$2,426,475

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, drafts payable and other	$26,481	$32,265
Accrued gas and crude oil purchases	129,902	140,344
Fair value of derivative liabilities	673	1,310
Other current liabilities	91,501	71,916
Accrued interest	27,089	26,712
Liabilities held for disposition	—	3,572
Total current liabilities	275,646	276,119
Long-term debt	992,665	1,036,305
Other long-term liabilities	28,732	30,256
Deferred tax liability	127,460	133,555
Commitments and contingencies	—	—
Stockholders’ equity	1,251,734	950,240
Total liabilities and stockholders’ equity	$2,676,237	$2,426,475

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(As adjusted)		(As adjusted)
	(Unaudited) (In thousands, except per unit amounts)
Revenues	$454,737	$394,402	$900,427	$820,361
Operating costs and expenses:
Purchased gas, NGLs and crude oil	359,093	304,098	700,115	630,304
Operating expenses	36,862	30,571	74,200	58,378
General and administrative	18,592	13,774	37,565	29,380
(Gain) loss on sale of property	84	(406)	95	(504)
(Gain) loss on derivatives	(445)	(4,905)	27	(2,736)
Depreciation and amortization	34,673	32,889	68,417	65,085
Total operating costs and expenses	448,859	376,021	880,419	779,907
Operating income	5,878	18,381	20,008	40,454
Other income (expense):
Interest expense, net of interest income	(18,605)	(21,319)	(38,992)	(40,699)
Equity in income (loss) of limited liability company	37	—	(41)	—
Other income	108	12	329	25
Total other expense	(18,460)	(21,307)	(38,704)	(40,674)
Loss before non-controlling interest and income taxes	(12,582)	(2,926)	(18,696)	(220)
Income tax benefit	1,171	724	2,181	788
Net income (loss)	(11,411)	(2,202)	(16,515)	568
Less: Net income (loss) attributable to the non-controlling interest	(6,744)	(530)	(8,912)	3,064
Net loss attributable to Crosstex Energy, Inc.	$(4,667)	$(1,672)	$(7,603)	$(2,496)
Net loss per common share:
Basic and diluted per common share	$(0.09)	$(0.03)	$(0.15)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	47,610	47,366	47,589	47,361

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income (loss)	$(11,411)	$(2,202)	$(16,515)	$568
Hedging (gains) losses reclassified to earnings, net of taxes of ($25), $7, ($55) and $41, respectively	(217)	65	(458)	384
Adjustment in fair value of derivatives, net of taxes of $94, $172, $109 and $175, respectively	820	1,618	943	1,582
Comprehensive income (loss)	(10,808)	(519)	(16,030)	2,534
Less: Comprehensive income (loss) attributable to the non-controlling interest	(6,210)	836	(8,481)	4,661
Comprehensive loss attributable to Crosstex Energy, Inc.	$(4,598)	$(1,355)	$(7,549)	$(2,127)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2013

			Additional	Retained	Accumulated Other	Non-
	Common Stock		Paid in	Earnings	Comprehensive	Controlling	Total
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interest
	(Unaudited) (In thousands)
Balance, December 31, 2012	47,414	$473	$274,635	$(117,583)	$141	$792,574	$950,240
Issuance of units by the Partnership to non-controlling interest	—	—	—	—	—	362,778	$362,778
Stock-based compensation	—	—	4,058	—	—	4,079	$8,137
Common dividends	—	—	—	(11,748)	—	—	$(11,748)
Net loss	—	—	—	(7,603)	—	(8,912)	$(16,515)
Conversion of restricted stock for common, net of shares withheld for taxes	201	2	(1,198)	—	—	—	$(1,196)
Hedging gains or losses reclassified to earnings	—	—	—	—	(55)	(403)	$(458)
Adjustment in fair value of derivatives	—	—	—	—	109	834	$943
Non-controlling partner’s impact of conversion of restricted units and options exercise	—	—	—	—	—	(643)	$(643)
Distribution to non-controlling interest	—	—	—	—	—	(41,856)	$(41,856)
Changes in equity due to issuance of units by the Partnership	—	—	21,072	—	(56)	(24,181)	$(3,165)
Contribution from non-controlling interest in Subsidiary	—	—	—	—	—	5,217	$5,217
Balance, June 30, 2013	47,615	$475	$298,567	$(136,934)	$139	$1,089,487	$1,251,734

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(16,515)	$568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,417	65,085
Gain (loss) on sale of property and other assets	95	(504)
Deferred tax benefit	(9,654)	(1,871)
Non-cash stock-based compensation	8,137	5,113
Non-cash portion of derivatives gain	(287)	(5,975)
Distribution of earnings from limited liability company	3,209	—
Amortization of debt issue costs	3,150	1,321
Amortization of discount on notes	948	948
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	18,464	24,991
Natural gas and natural gas liquids, prepaid expenses and other	(9,619)	(8,971)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(4,413)	(29,300)
Net cash provided by operating activities	61,932	51,405
Cash flows from investing activities:
Additions to property and equipment	(288,094)	(90,046)
Proceeds from sale of property	18,072	632
Investment in limited liability company	(17,609)	(52,250)
Distribution from limited liability company in excess of earnings	5,546	—
Net cash used in investing activities	(282,085)	(141,664)
Cash flows from financing activities:
Proceeds from borrowings	222,912	548,500
Payments on borrowings	(267,500)	(335,500)
Increase in restricted cash	—	(245,100)
Payments on capital lease obligations	(1,625)	(1,536)
Increase (decrease) in drafts payable	775	(5,985)
Debt refinancing costs	(2,764)	(4,962)
Conversion of restricted stock, net of shares withheld for taxes	(1,196)	(629)
Distributions to non-controlling partners in the Partnership	(41,856)	(32,583)
Contributions from non-controlling partners	2,169	—
Common dividend paid	(11,748)	(11,221)
Issuance of common units by the Partnership	362,778	158,014
Conversion of restricted units, net of units withheld for taxes	(1,261)	(980)
Proceeds from exercise of Partnership unit options	617	95
Net cash provided by financing activities	261,301	68,113
Net decrease in cash and cash equivalents	41,148	(22,146)
Cash and cash equivalents, beginning of period	2,976	30,343
Cash and cash equivalents, end of period	$44,124	$8,197
Cash paid for interest	$44,314	$36,252
Cash paid for income taxes	$4,698	$784

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

(1) General

Unless the context requires otherwise, references to “we,” “us,” “our,” “CEI” or the “Company” mean Crosstex Energy, Inc. and its consolidated subsidiaries.

Crosstex Energy, Inc., a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in the gathering, transmission, processing and marketing of natural gas, natural gas liquids ("NGLs") and crude oil. The Company also provides crude oil, condensate and brine services to producers.  The Company connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Company purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. In addition, the Company purchases natural gas from producers not connected to its gathering systems for resale and sells natural gas on behalf of producers for a fee.  The Company provides a variety of crude services throughout the Ohio River Valley ("ORV") which include crude oil gathering via pipelines and trucks and oilfield brine disposal. The Company also has crude oil terminal facilities in south Louisiana that provide access for crude oil producers to the premium markets in this area.

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

(a) Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

(b) Investment in E2

In March 2013, the Company entered into an agreement to form a new company (“E2”) that provides compression and stabilization services for producers in the liquids-rich window of the Utica Shale play.  The Company owns a majority interest in E2 and consolidates its investment in E2 pursuant to Financial Accounting Standards Board ("FASB") ASC 810-10-05-08.  The initial investment of approximately $50.0 million will be used to fund two new natural gas compression and condensate stabilization facilities. In May of 2013, the Company agreed to invest an additional $25.0 million in E2 to fund the construction of a third natural gas compression and condensate stabilization facility.  As of June 30, 2013, the Company had invested $27.8 million in E2.  E2 will build, own and operate the three gas gathering compressor stations and condensate stabilization assets in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. E2 serves as the manager and operator of these assets with expected commercial operations of the two initial facilities to start up during the fourth quarter of 2013.  The

Company owns approximately 93.0% of E2 and has pre-determined rights to purchase the management ownership interests of E2 in the future.

(c) Comprehensive Income (Loss)

Accumulated Other Comprehensive Income Reclassifications. In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  For the three months ended June 30, 2013 and 2012, the Partnership reclassified cash flow hedge (gains)/losses in the amounts of $(0.2) million and $0.1 million, respectively, and $(0.5) million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, included in other comprehensive income to revenues on the condensed consolidated statement of operations.

(2) Acquisition

On July 2, 2012, the Partnership, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Clearfield Energy, Inc. and its wholly owned subsidiaries (collectively, “Clearfield”). Clearfield’s business included crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet and brine disposal wells.  All of these assets are included in the Partnership’s ORV segment.

Purchase Price Allocation

The Partnership paid approximately $215.4 million in cash in the acquisition.  The following table is a summary of the consideration paid in the Clearfield acquisition and the purchase price allocation for the fair value of the assets acquired and liabilities assumed at the acquisition date:

Purchase Price Allocation (in thousands):
Purchase Price to Clearfield Energy, Inc.	$215,397
Total Purchase Price	$215,397

Assets acquired:
Current assets	$17,622
Assets held for disposition	19,358
Property, plant and equipment	91,422
Goodwill	153,802
Intangibles	37,600
Liabilities assumed:
Current liabilities	(28,274)
Liabilities held for disposition	(1,400)
Deferred taxes	(65,228)
Long term liabilities	(9,505)
Total purchase price	$215,397

Pro Forma Information

The following unaudited pro forma condensed financial data for the three and six months ended June 30, 2012 gives effect to the Clearfield acquisition as if it had occurred on January 1, 2012. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Pro forma total revenues	$433,653	$926,272
Pro forma net loss	$(3,592)	$(1,878)
Pro forma net loss attributable to Crosstex Energy, Inc.	$(2,194)	$(3,217)
Pro forma net loss per common share:
Basic and Diluted	$(0.05)	$(0.07)

(3) Long-Term Debt

As of June 30, 2013 and December 31, 2012, long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Partnership's bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2013 and December 31, 2012 was 5.0% and 4.3%, respectively	$—	$71,000
Subsidiary Borrower’s credit facility (due 2016), interest based on LIBOR plus 5.0%, interest rate at June 30, 2013 was 5.3%	26,412	—
Partnership's senior unsecured notes (due 2018), net of discount of $8.7 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	716,253	715,305
Partnership's senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	250,000
Debt classified as long-term	$992,665	$1,036,305

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

In May 2013, Subsidiary Borrower exercised the accordion feature of the Subsidiary Credit Agreement, thereby increasing the amount Subsidiary Borrower is permitted to borrow on a revolving credit basis from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute these additional funds to the Company for its additional $25.0 million investment commitment in E2 for the construction of a third natural gas compression and condensate stabilization facility in the ORV. As of June 30, 2013, there was $26.4 million borrowed under the Subsidiary Credit Agreement, leaving approximately $63.6 million available for future borrowing based on the borrowing capacity of $90.0 million.

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

Borrowings under the Subsidiary Credit Agreement bear interest at a per annum rate equal to the reserve-adjusted British Banks Association LIBOR Rate plus 5.00%. Subsidiary Borrower pays a commitment fee of 0.75% per annum on the unused availability under the Subsidiary Credit Agreement. Subject to the $90.0 million cap on outstanding borrowings and the percentage obtained by dividing (A) the total net outstanding borrowings under the Subsidiary Credit Agreement by (B) the product of (x) the number of Common Units included in the Pledged Units on such date and (y) the closing sale price per Common Unit on such date (the “Loan to Equity Value Percentage”) not equaling or exceeding 47%, Subsidiary Borrower may

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

elect to pay interest, fees and expenses in connection with the Subsidiary Credit Agreement in kind by adding such amounts to the principal amount of the borrowings under the Subsidiary Credit Agreement.

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

If an event of default relating to bankruptcy or other insolvency events occur, all indebtedness under the Subsidiary Credit Agreement will immediately become due and payable. If any other event of default exists under the Subsidiary Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Subsidiary Credit Agreement, Subsidiary Borrower will be unable to borrow funds and the lenders may exercise other rights and remedies. In addition, if any event of default exists under the Subsidiary Credit Agreement, the lenders may commence foreclosure or other actions against the Pledged Units.  If the Company defaults on its obligations under the Guaranty, then the lenders could declare all amounts outstanding under the Subsidiary Credit Agreement immediately due and payable (with accrued interest).   If Subsidiary Borrower and the Company are unable to pay such amounts, the lenders may foreclose on the Pledged Units.  Citibank, N.A., as the agent under the Subsidiary Credit Agreement, has the right to demand additional collateral or amend the Subsidiary Credit Agreement if certain events occur that adversely impact the composition and quality of the Pledged Units or Citibank, N.A’s position as a secured creditor.

The Partnership’s Credit Facility.  As of June 30, 2013, there was $63.2 million in outstanding letters of credit and no outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $571.8 million available for future borrowing based on the borrowing capacity of $635.0 million. As of June 30, 2013, based on the Partnership’s maximum permitted consolidated leverage ratio (as defined in the amended credit facility), the Partnership could borrow approximately $363.5 million of additional funds.

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

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

(4) Other Long-term Liabilities

The Partnership has the following assets under capital leases as of June 30, 2013 (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(15,538)
Net assets under capital leases	$21,661

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of June 30, 2013 (in thousands):

Fiscal Year
2013	$2,291
2014	4,582
2015	4,582
2016	4,582
2017	6,910
Thereafter	5,189
Less: Interest	(4,492)
Net minimum lease payments under capital lease	23,644
Less: Current portion of net minimum lease payments	(4,449)
Long-term portion of net minimum lease payments	$19,195

(5)      Certain Provisions of the Partnership Agreement

(a)         Partnership Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing the Partnership’s 8.875% senior notes due 2018 (the “2018 Notes”) or the Partnership’s 7.125% senior notes due 2022 (the “2022 Notes” and, together with the 2018 Notes, “all senior unsecured notes”), the Partnership must make distributions of 100.0% of available cash, as defined in the partnership agreement, within 45 following the end of each quarter. Distributions will generally be made to the common unitholders and to the General Partner relative to their proportional share of ownership of the Partnership, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

Under the quarterly incentive distribution provisions, generally the Partnership’s General Partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $1.5 million and $2.9 million were earned by the Company for the three and six months ended June 30, 2013, respectively.

The Partnership’s fourth quarter 2012 distribution on its common and preferred units of $0.33 per unit was paid on February 14, 2013 with the preferred units paid-in-kind ("PIK") through the issuance of 375,382 preferred units. The Partnership’s first quarter 2013 distributions on its common and preferred units of $0.33 per unit were paid on May 13, 2013, with the preferred units paid-in-kind through the issuance of 384,731 preferred units. The Partnership declared a second quarter 2013 distribution on its common and preferred units of $0.33 per unit to be paid on August 12, 2013, with the distribution on the preferred units to be paid-in-kind.

(b) Issuance of Common Units

In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. The net proceeds from the common unit offering were used for capital expenditures for currently identified projects, including the Cajun-Sibon NGL expansion, and for general partnership purposes. Pending such use, the Partnership repaid outstanding borrowings under its credit facility.

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

In May 2013, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). This EDA replaced the previous equity distribution agreement entered into in March 2013 between BMOCM and the Partnership. Pursuant to the terms of the EDA, the Partnership may from time to time, through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units will be made by means of ordinary brokers’ transactions through the facilities of the Nasdaq Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.  Under the terms of the EDA, the Partnership may sell common units from time to time to BMOCM as principal for its own account at a price to be agreed upon at the time of sale. For any such sales, the Partnership will enter into a separate terms agreement with BMOCM.

Through June 30, 2013, the Partnership sold an aggregate of 1,947,576 common units under the EDA and prior equity distribution agreement with BMOCM, generating proceeds of approximately $36.4 million (net of approximately $0.6 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

The Company reflects changes in its ownership interest in the Partnership as equity transactions.  The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company’s ownership interest in the Partnership.  Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional paid-in-capital.  The Company’s book carrying amount per Partnership unit was below the price per unit received by the Partnership for its January 2013, June 2013 and EDA sales of common units, resulting in changes in equity of $24.2 million.  The changes were recorded as an increase in additional paid-in-capital and a reduction in non-controlling interest during the period ended June 30, 2013.  The Company also increased its deferred tax liability in the amount of $3.2 million relating to the difference between its book and tax investment in the Partnership with the offset to additional paid-in-capital.

(6) Earnings per Share and Dilution Computations

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012.  The computation of diluted earnings per share further assumes the dilutive effect of common share options and restricted shares.  All common share equivalents were antidilutive in the three and six months ended June 30, 2013 and 2012 because the Company had a net loss for the periods.

The following table reflects the computation of basic earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to Crosstex Energy, Inc.	$(4,667)	$(1,672)	$(7,603)	$(2,496)
Distributed earnings allocated to:
Common shares	$5,712	$5,682	$11,419	$10,891
Unvested restricted shares	191	172	329	330
Total distributed earnings	$5,903	$5,854	$11,748	$11,221
Undistributed loss allocated to:
Common shares	$(10,234)	$(7,307)	$(18,747)	$(13,323)
Unvested restricted shares	(336)	(219)	(604)	(394)
Total undistributed loss	$(10,570)	$(7,526)	$(19,351)	$(13,717)
Net loss allocated to:
Common shares	$(4,522)	$(1,625)	$(7,328)	$(2,432)
Unvested restricted shares	(145)	(47)	(275)	(64)
Total net loss	$(4,667)	$(1,672)	$(7,603)	$(2,496)
Basic and diluted net loss per share:
Basic common share	$(0.09)	$(0.03)	$(0.15)	$(0.05)
Diluted common share	$(0.09)	$(0.03)	$(0.15)	$(0.05)

The following are the share amounts used to compute the basic and diluted earnings per common share unit for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted weighted average shares outstanding:
Weighted average common shares outstanding	47,610	47,366	47,589	47,361

(7) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires that compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements. On May 9, 2013, the Partnership’s unitholders approved the amended and restated Crosstex Energy GP, LLC Long-Term Incentive Plan (the “Plan”). Amendments to the Plan include an increase in the number of common units representing limited partner interests in the Partnership authorized for issuance under the Plan by 3,470,000 common units to an aggregate of 9,070,000 common units. In addition, the Plan includes technical amendments to certain other provisions of the Plan (i) to describe awards of restricted units as restricted incentive units, (ii) to revise the change in control definition to (among other things) eliminate and clarify certain change in control events, (iii) to make minor changes to better conform certain provisions to applicable law and (iv) to include minor updates to clarify the meaning of, and consistently describe, certain terms thereunder.

The Company and the Partnership each have similar unit or share-based payment plans for employees, which are described below. Share-based compensation associated with the CEI share-based compensation plan awarded to officers and employees of the Partnership are recorded by the Partnership since CEI has no substantial or managed operating activities other than its interest in the Partnership. Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of share-based compensation charged to general and administrative expense	$2,610	$2,233	$7,157	$4,473
Cost of share-based compensation charged to operating expense	421	316	980	640
Total amount charged to income	$3,031	$2,549	$8,137	$5,113
Interest of non-controlling partners in share-based compensation	$1,166	$1,722	$3,152	$2,716
Amount of related income tax benefit recognized in income	$690	$306	$1,848	$887

(b) Partnership Restricted Incentive Units

The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2013 is provided below:

	Six Months Ended June 30, 2013
Crosstex Energy, L.P. Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,003,159	$13.31
Granted	580,785	15.83
Vested*	(277,404)	9.00
Forfeited	(36,758)	12.43
Non-vested, end of period	1,269,782	$15.43
Aggregate intrinsic value, end of period (in thousands)	$26,183
_____________________________________________
* Vested units include 81,321 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted incentive units in 2013 to officers and other employees. These restricted incentive units typically vest at the end of three years and are included in the restricted incentive units outstanding and the current share-based compensation cost calculations at June 30, 2013.  In March 2013, the Partnership issued 57,897 restricted incentive units with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in the restricted incentive units granted and vested line items above.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three and six months ended June 30, 2013 and 2012 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, L.P. Restricted Incentive Units:	2013	2012	2013	2012
Aggregate intrinsic value of units vested	$279	$280	$4,293	$3,806
Fair value of units vested	$222	$281	$2,496	$1,608

As of June 30, 2013, there was $9.8 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(c) Partnership Unit Options

A summary of the unit option activity for the six months ended June 30, 2013 is provided below:

	Six Months Ended June 30, 2013
Crosstex Energy, L.P. Unit Options:	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	349,018	$7.25
Exercised	(109,438)	5.68
Forfeited	(2,681)	26.75
Outstanding, end of period	236,899	$7.76
Options exercisable at end of period	236,899
Weighted average contractual term (years) end of period:
Options outstanding	5.8
Options exercisable	5.8
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$3,312
Options exercisable	$3,312

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and six months ended June 30, 2013 and 2012 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, L.P. Unit Options:	2013	2012	2013	2012
Intrinsic value of unit options exercised	$546	$67	$1,361	$478
Fair value of unit options vested	$—	$—	$254	$277

As of June 30, 2013, all options were vested and fully expensed.

(d)         Crosstex Energy, Inc.’s Restricted Stock

On May 9, 2013, CEI's stockholders approved the amended and restated the Crosstex Energy, Inc. 2009 Long-Term Incentive Plan (the “CEI Plan”). Amendments to the CEI Plan include an increase in the number of shares of CEI's common stock authorized for issuance under the CEI Plan by 1,785,000 shares to an aggregate of 4,385,000 shares of common stock. In addition, the CEI Plan includes technical amendments to certain other provisions of the CEI Plan (i) to clarify that awards of restricted stock units may be granted as stock awards, (ii) to revise the change of control definition to (among other things) eliminate and clarify certain change of control events, (iii) to make minor changes to better conform certain provisions to applicable law and (iv) to include minor updates to clarify the meaning of, and consistently describe, certain terms thereunder.
The Company’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the six months ended June 30, 2013 is provided below:

	Six Months Ended June 30, 2013
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,329,162	$9.75
Granted	587,571	14.69
Vested*	(281,145)	7.77
Forfeited	(43,692)	11.43
Non-vested, end of period	1,591,896	$11.87
Aggregate intrinsic value, end of period (in thousands)	$31,456
__________________________________________________
* Vested shares include 79,723 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2013 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at June 30, 2013.  In March 2013, CEI issued 60,018 restricted shares with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in restricted shares granted and vested in the above line items.

 A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested during the three and six months ended June 30, 2013 and 2012 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, Inc. Restricted Shares:	2013	2012	2013	2012
Aggregate intrinsic value of shares vested	$298	$391	$4,303	$3,127
Fair value of shares vested	$217	$260	$2,184	$1,266

As of June 30, 2013, there was $9.8 million of unrecognized compensation costs related to non-vested CEI restricted shares. The cost is expected to be recognized over a weighted average period of 1.4 years.

(e)          Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted to officers or employees of the Partnership since 2005. All options outstanding at June 30, 2013 were vested and exercisable with all associated costs recognized.  The following is a summary of the CEI stock options outstanding as of June 30, 2013:

	Six Months Ended June 30, 2013
		Weighted
	Number of	Average
Crosstex Energy, Inc. Stock Options:	Shares	Exercise Price
Outstanding, beginning of period	37,500	$6.50
Forfeited	—	—
Outstanding, end of period	37,500	$6.50
Options exercisable at end of period	37,500
Weighted average contractual term (years) end of period	1.5

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

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” “liquids swaps” and “put options.”  Swing swaps are generally short-term in nature (one month) and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets.  Storage swap transactions protect against changes in the value of products that the Partnership has stored to serve various operational requirements (gas) or has in inventory due to short term constraints in moving the product to market (liquids or condensate). Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Liquids financial swaps are used to hedge price risk on percent of liquids contracts. Put options are purchased to hedge against declines in pricing and as such, represent options, not obligations, to sell the related underlying volumes at a fixed price.

Changes in the fair value of the Partnership’s mark to market derivatives are recognized in earnings in the period of change. The effective portion of changes in the fair value of cash flow hedges is recorded in AOCI until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

The components of (gain) loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in fair value of derivatives that are not designated as hedging instruments	$388	$(7,095)	$(244)	$(5,913)
Realized (gains) losses on derivatives	(802)	2,213	314	3,238
Ineffective portion of derivatives designated as hedging instruments	(31)	(23)	(43)	(61)
(Gain) loss on derivatives	$(445)	$(4,905)	$27	$(2,736)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	June 30, 2013	December 31, 2012
Fair value of derivative assets — current, designated	$1,070	$724
Fair value of derivative assets — current, non-designated	2,218	2,510
Fair value of derivative assets — long term, designated	112	—
Fair value of derivative liabilities — current, designated	(3)	(105)
Fair value of derivative liabilities — current, non-designated	(670)	(1,205)
Net fair value of derivatives	$2,727	$1,924

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

Set forth below are the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of June 30, 2013 (all gas volumes are expressed in million British thermal units, liquids volumes are expressed in gallons and condensate volumes are expressed in barrels). The remaining terms of the contracts extend no later than December 2014.

	June 30, 2013
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:
Liquids swaps (short contracts)	(9,285)	$1,179
Total swaps designated as cash flow hedges		$1,179

Mark to Market Derivatives:*
Swing swaps (long contracts)	930	$135
Physical offsets to swing swap transactions (short contracts)	(930)	(112)
Swing swaps (short contracts)	(1,008)	—
Physical offsets to swing swap transactions (long contracts)	1,008	—

Basis swaps (long contracts)	636	(35)
Physical offsets to basis swap transactions (short contracts)	(636)	2,042
Basis swaps (short contracts)	(636)	4
Physical offsets to basis swap transactions (long contracts)	636	(2,255)

Processing margin hedges — liquids (short contracts)	(4,634)	1,182
Processing margin hedges — gas (long contracts)	494	(89)

Liquids swaps - non-designated (short contracts)	(2,559)	837

Storage swap transactions — gas (short contracts)	(100)	14
Storage swap transactions — liquids inventory (short contracts)	(1,890)	16
Storage swap transactions — condensate inventory (short contracts)	(31)	(191)
Total mark to market derivatives		$1,548
__________________________________________________
*                 All are gas contracts except for liquids swaps (designated or non-designated), processing margin hedges - liquids, storage swap transactions - liquids inventory and storage swap transactions - condensate inventory.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") with its counterparties. If the Partnership’s counterparties failed to perform under existing swap contracts entered into under these ISDAs, the Partnership’s maximum loss as of June 30, 2013 of $3.4 million would be reduced to $3.1 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

CROSSTEX ENERGY, INC.

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Increase in Midstream Revenue	2013	2012	2013	2012
Liquids realized gain included in Midstream revenue	$380	$407	$660	$395

Natural Gas

As of June 30, 2013, the Partnership had no balances in AOCI related to natural gas.

Liquids

As of June 30, 2013, an unrealized derivative fair value net gain of $1.1 million related to cash flow hedges of liquids price risk was recorded in AOCI. Of that amount, a net gain of $1.0 million is expected to be reclassified into earnings through June 2014. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and liquids swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the condensed consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2013	$1,548	$—	$—	$1,548

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

Net assets measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2013 Level 2	December 31, 2012 Level 2
Commodity Swaps*	$2,727	$1,924
Total	$2,727	$1,924

__________________________________________________

*       Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in AOCI at each measurement date.  The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

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

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$992,665	$1,052,287	$1,036,305	$1,118,875
Obligations under capital lease	$23,644	$25,384	$25,257	$27,667

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had no borrowings under its revolving credit facility included in long-term debt as of June 30, 2013 and $71.0 million at December 31, 2012. The Subsidiary Borrower had $26.4 million in borrowings under the Subsidiary Credit Agreement included in long-term debt as of June 30, 2013. As borrowings under the Partnership’s credit facility and the Subsidiary Credit Agreement accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under their respective credit facilities. As of June 30, 2013 and December 31, 2012, the Partnership also had borrowings totaling $716.3 million and $715.3 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and borrowings of $250.0 million under the 2022 Notes with a fixed rate of 7.125% as of June 30, 2013 and December 31, 2012.  The fair value of all senior unsecured notes as of June 30, 2013 and December 31, 2012 was based on Level 1 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(10) Income Tax

The income tax provision for the six months ended June 30, 2013 reflects a tax benefit of $2.2 million for the current period loss. Unrecognized tax benefits increased $0.3 million during the six months ended June 30, 2013, and the increase, if recognized, would affect the effective tax rate.

The Company records deferred tax liabilities relating to property, plant, equipment and intangible assets primarily related to the Company’s share of the book basis in excess of tax basis for the assets inside of the Partnership. The Company also records deferred taxes relating to the difference between the Company’s book and tax basis of its investment in the Partnership. As of December 31, 2012, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax asset of $6.0 million which was offset by a valuation allowance of $6.0 million. As of June 30, 2013, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax liability due to the changes in the Company’s investment as a result of the Partnership’s unit issuances during the six months ended June 30, 2013. Since the Company no longer has a deferred tax asset, the related $6.0 million valuation allowance was reversed during the six months ended June 30, 2013. The Company adjusts its deferred tax liability with the offset to additional-paid-in-capital for changes in its investment in the Partnership due to unit issuances.

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

The Partnership (or its subsidiaries) is defending lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution.  The Partnership has accrued a $2.0 million liability related to this matter.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

(12) Segment Information

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas ("NTX"), the pipelines and processing plants located in Louisiana ("LIG"), the south Louisiana processing and NGL assets ("PNGL") and rail, truck, pipeline, and barge facilities in the ORV, which includes the Company's investment in E2. Operating activity for intersegment eliminations is shown in the corporate segment.  Sales are derived from external domestic customers.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist primarily of property and equipment, including software, for general corporate support, working capital, debt financing costs and its investment in Howard Energy Partners ("HEP").

Summarized financial information concerning reportable segments is shown in the following table.

	LIG	NTX	PNGL	ORV	Corporate	Totals
	(In thousands)
Three Months Ended June 30, 2013
Sales to external customers	$119,725	$85,360	$185,562	$64,090	$—	$454,737
Sales to affiliates	16,119	17,108	92	—	(33,319)	—
Purchased gas, NGLs and crude oil	(115,395)	(59,677)	(166,906)	(50,434)	33,319	(359,093)
Operating expenses	(7,813)	(12,474)	(8,003)	(8,572)	—	(36,862)
Segment profit	$12,636	$30,317	$10,745	$5,084	$—	$58,782
Gain (loss) on derivatives	$582	$(271)	$314	$(180)	$—	$445
Depreciation, amortization and impairments	$(3,170)	$(19,850)	$(8,215)	$(2,768)	$(670)	$(34,673)
Capital expenditures	$7,935	$2,229	$131,499	$22,852	$988	$165,503
Identifiable assets	$281,852	$1,024,118	$842,767	$348,439	$179,061	$2,676,237
Three Months Ended June 30, 2012
Sales to external customers	$121,479	$61,236	$211,687	$—	$—	$394,402
Sales to affiliates	60,415	17,227	40,243	—	(117,885)	—
Purchased gas, NGLs and crude oil	(153,601)	(31,457)	(236,925)	—	117,885	(304,098)
Operating expenses	(8,759)	(14,144)	(7,668)	—	—	(30,571)
Segment profit	$19,534	$32,862	$7,337	$—	$—	$59,733
Gain (loss) on derivatives	$4,541	$(153)	$517	$—	$—	$4,905
Depreciation, amortization and impairments	$(3,200)	$(21,009)	$(8,069)	$—	$(611)	$(32,889)
Capital expenditures	$1,886	$20,295	$30,255	$—	$1,076	$53,512
Identifiable assets	$280,090	$1,086,299	$498,888	$—	$383,160	$2,248,437
Six Months Ended June 30, 2013
Sales to external customers	$252,782	$158,809	$369,485	$119,351	$—	$900,427
Sales to affiliates	45,906	33,470	16,519	—	(95,895)	—
Purchased gas, NGLs and crude oil	(256,028)	(105,795)	(342,689)	(91,498)	95,895	(700,115)
Operating expenses	(15,474)	(26,646)	(15,220)	(16,860)	—	(74,200)
Segment profit	$27,186	$59,838	$28,095	$10,993	$—	$126,112
Gain (loss) on derivatives	$955	$(1,046)	$244	$(180)	$—	$(27)
Depreciation, amortization and impairments	$(6,308)	$(39,641)	$(16,190)	$(5,110)	$(1,168)	$(68,417)
Capital expenditures	$16,167	$7,252	$227,665	$38,097	$5,942	$295,123
Identifiable assets	$281,852	$1,024,118	$842,767	$348,439	$179,061	$2,676,237
Six Months Ended June 30, 2012
Sales to external customers	$268,177	$125,917	$426,267	$—	$—	$820,361
Sales to affiliates	133,225	48,711	85,787	—	(267,723)	—
Purchased gas, NGLs and crude oil	(342,822)	(81,478)	(473,727)	—	267,723	(630,304)
Operating expenses	(16,696)	(27,295)	(14,387)	—	—	(58,378)

Segment profit	$41,884	$65,855	$23,940	$—	$—	$131,679
Gain (loss) on derivatives	$4,643	$(2,416)	$509	$—	$—	$2,736
Depreciation, amortization and impairments	$(6,372)	$(41,442)	$(16,028)	$—	$(1,243)	$(65,085)
Capital expenditures	$1,888	$33,451	$45,917	$—	$1,536	$82,792
Identifiable assets	$280,090	$1,086,299	$498,888	$—	$383,160	$2,248,437

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment profits	$58,782	$59,733	$126,112	$131,679
General and administrative expenses	(18,592)	(13,774)	(37,565)	(29,380)
Gain (loss) on derivatives	445	4,905	(27)	2,736
Gain (loss) on sale of property	(84)	406	(95)	504
Depreciation, amortization and impairments	(34,673)	(32,889)	(68,417)	(65,085)
Operating income	$5,878	$18,381	$20,008	$40,454

(13) Immaterial Correction of Prior Period Financial Statements

During the three months ended June 30, 2013, the Company determined certain immaterial corrections were required for previously-issued financial statements as discussed below. The corrections did not impact the Company’s operating income and were not considered material to the Company’s revenues and costs for the applicable periods.

The Company determined that revenues and purchased gas costs related to a new processing arrangement were improperly reduced from revenue and purchased gas costs which resulted in equal understatements of revenues and purchased gas costs in its previously-issued financial statements for the three and six months ended June 30, 2012. As a result both revenues and purchased gas were understated by $43.2 million and $97.5 million for the three and six months ended June 30, 2012, respectively. The following table reflects the revenues, purchased gas costs and total operating costs and expenses as previously reported and as adjusted for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
As previously reported:
Total revenues	$351,194	$722,903
Purchased gas, NGLs and crude oil	$260,890	$532,846
Total operating costs and expenses	$332,813	$682,449
Operating income	$18,381	$40,454

As adjusted:
Total revenues	$394,402	$820,361
Purchased gas, NGLs and crude oil	$304,098	$630,304
Total operating costs and expenses	$376,021	$779,907
Operating income	$18,381	$40,454

(14) Subsequent Events

In July 2013, the Partnership determined that the Eunice processing plant (the “Plant”), which is located in south Louisiana and is part of our PNGL segment, will be shut-down during the fourth quarter of 2013 due to adverse economics driven by low NGL prices and low processing volumes which the Partnership does not see improving in the near future based on forecasted price curves. As of June 30, 2013 there are customer relationships classified as intangible assets with a net book value of $72.6 million which are directly associated with the Plant and will terminate with the shut-down of the Plant. The Partnership will record an impairment expense for these intangible assets in the amount of $72.6 million during the third quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware corporation formed on April 28, 2000. Our assets consist primarily of partnership interests in Crosstex Energy, L.P., a publicly traded limited partnership.  As of June 30, 2013, we owned 16,414,830 common units representing limited partner interests in Crosstex Energy, L.P. (the "Partnership"), and a 100% ownership interest in Crosstex Energy GP, LLC, the general partner of the Partnership (the "General Partner"), which owns the general partner interest and the incentive distribution rights in the Partnership.  The Partnership is engaged in providing midstream energy services, including gathering, processing, transmission and marketing, to producers of natural gas, natural gas liquids ("NGLs") and crude oil.  The Partnership also provides crude oil, condensate and brine water services to producers.  The Partnership’s midstream energy asset network includes approximately 3,500 miles of pipelines, ten natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks.  The Partnership manages and reports its activities primarily according to geography.  The Partnership has five reportable segments:  (1)  South Louisiana processing, crude and NGL, or PNGL, which includes its processing and NGL assets in South Louisiana; (2) Louisiana, or LIG, which includes its pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes its activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes its activities in the Utica and Marcellus Shales; and (5) Corporate Segment, or Corporate, which includes its equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and its general partnership property and expenses.

Our cash flows consist primarily of distributions from the Partnership on the partnership interests we own. Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indentures, the Partnership is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, less reserves established by its General Partner in its sole discretion to provide for the proper conduct of the Partnership’s business or to provide for future distributions.

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

The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas, NGLs and crude oil for a margin, or to gather, process, transport or market natural gas, NGLs and crude oil for a fee.  The Partnership earns a volume based fee for providing crude oil transportation and brine disposal services. We define gross operating margin as operating revenue minus cost of purchased gas, NGLs and crude oil.  Gross operating margin is a non-generally accepted accounting principles, or non-GAAP, financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

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

One contract (the “Delivery Contract”) has a term to 2019 that obligates the Partnership to supply approximately 150,000 million British thermal units per day ("MMBtu/d") of gas.  At the time that the Partnership entered into the Delivery Contract in 2008, it had dedicated supply sources in the Barnett Shale that exceeded the delivery obligations under the Delivery Contract.  The Partnership’s agreements with these suppliers generally provided that the purchase price for the gas was equal to a portion of its sales price for such gas less certain fees and costs.  Accordingly, the Partnership was initially able to generate a positive margin under the Delivery Contract.  However, since entering into the Delivery Contract, there has been both (1) a reduction in the gas available under the supply contracts and (2) the discovery of other shale reserves, most notably the Haynesville and the Marcellus Shales, which has increased the supplies available to east coast markets and reduced the basis spread between north Texas-area production and the market indices used in the Delivery Contract.  Due to these factors, the Partnership has had to purchase a portion of the gas necessary to fulfill its obligations under the Delivery Contract at market prices, resulting in negative margins under the Delivery Contract.

The Partnership has recorded a loss of approximately 8.7 million during the six months ended June 30, 2013 on the Delivery Contract.  The Partnership currently expects that it will record an additional loss of approximately 11.0 million to 13.0 million on the Delivery Contract for the remainder of the year ending December 31, 2013. This estimate is based on forward prices, basis spreads and other market assumptions as of June 30, 2013. These assumptions are subject to change if market conditions change during the remainder of 2013, and actual results under the Delivery Contract in 2013 could be substantially different from the Partnership’s current estimates, which may result in a greater loss than currently estimated.

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

The Partnership also realizes gross operating margins from its processing services primarily through three different contract arrangements: processing margins ("margin"), percentage of liquids ("POL") or fixed-fee based. Under margin contract arrangements the Partnership’s gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Under fixed-fee based contracts the Partnership’s gross operating margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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

Recent Developments

Black Run Rail Terminal. In June 2013, the Partnership re-activated its Black Run rail loading terminal located in Frazeysburg, Ohio on the Ohio Central Railroad ("OHCR"), allowing for the transport of various grades of crude oil and condensates. The Black Run facility is a 20-car rail rack with tracking gangways designed to top load multiple products, including condensate and various grades of crude oil, at a rate of 24,000 barrels per day ("Bbls/d"). The Black Run rail terminal will move condensate out of the ORV region to refinery and petrochemical markets.

The OHCR is a 70-mile short line freight railroad that interchanges with the Columbus and Ohio River Railroad, CSX Transportation, Norfolk Southern, Ohio Southern Railroad and Wheeling and Lake Erie Railway. The Black Run terminal, which is adjacent to the Partnership's oil gathering pipeline, will leverage the Partnership's existing tankage and piping, as well as the capabilities of its extensive truck fleet in the ORV.

Riverside Crude Facility Expansion. In June 2013, the Partnership completed the Phase II expansion of its Riverside facility located on the Mississippi River in southern Louisiana. The Riverside facility’s capacity to transload crude oil from railcars to the Partnership’s barge facility increased to approximately 15,000 Bbls/d of crude oil. Phase II additions to the Riverside facility include a 100,000 barrel above-ground crude oil storage tank, a rail spur with a 26-spot crude railcar unloading rack and a crude offloading facility with pumps and metering as well as a truck unloading bay. As part of the Phase II expansion, the Riverside facility was modified so that sour crude can be unloaded in addition to sweet crude.

E2 Investment.  On March 5, 2013, we entered into an agreement to form a new company (“E2”) that will provide services for producers in the liquids-rich window of the Utica Shale play. The initial investment commitment of approximately $50.0 million will be used to fund two new natural gas compression and condensate stabilization facilities. In May 2013, we agreed to invest an additional $25.0 million in E2 to fund the construction of a third natural gas compression and condensate stabilization facility in the ORV. As of June 30, 2013, we had invested approximately $27.8 million in E2.

E2 will build, own and operate three gas gathering compressor stations and condensate stabilization assets in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. E2 serves as the manager and operator of these assets with expected commercial operations to start up for the initial two facilities by the end of the fourth quarter of 2013. We own approximately 93 percent of E2 with the remainder owned by E2 management.  We  have  pre-determined rights to purchase the management ownership interests of E2 in the future.

In March 2013, XTXI Capital, LLC, our wholly-owned subsidiary (“Subsidiary Borrower”), entered into a $75.0 million senior secured credit facility in order to provide the financing for our investment in E2. We have guaranteed Subsidiary Borrower’s obligations under such credit facility. In May 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to such credit facility to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute the proceeds from such credit facility increase to us to fund our additional $25.0 million investment commitment in E2.

Cajun-Sibon Phases I and II. In Louisiana, the Partnership is transforming its business that has been historically focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market has historically relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region. The Partnership currently estimates that the total capital investment for Cajun-Sibon Phases I and II will be approximately $750.0 million.

The Partnership began this transformation by restarting its Eunice fractionator during 2011 at a rate of 15,000 Bbls/d of NGLs. This is a pivotal asset for Cajun-Sibon Phase I as the Partnership is expanding this facility to a rate of 55,000 Bbls/d. When Phase I of its pipeline extension project is completed, Mont Belvieu supply lines in east Texas will be connected to Eunice providing a direct link to its fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion will increase the Partnership’s interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.  The Eunice fractionator was taken out of service in March 2013 to complete the expansion work and is expected to be back in service during the fourth quarter of 2013.

The Partnership is nearing completion of Phase I construction and expects mechanical completion of the 139-mile pipeline from Mont Belvieu to its Eunice plant in September 2013 and expects that the expanded fractionation facilities at Eunice will begin commissioning in October 2013. Once operational, the Partnership expects the Phase I facilities to ramp-up to full volumes during the fourth quarter of 2013.

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

Issuance of Common Units. In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. The net proceeds from the common unit offering were used for capital expenditures for currently identified projects, including the Cajun-Sibon natural gas liquids pipeline expansion, and for general partnership purposes. Pending such use, the Partnership repaid outstanding borrowings under its credit facility.

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

In May 2013, the Partnership entered into an Equity Distribution Agreement (the "EDA”) with BMO Capital Markets Corp. (“BMOCM”). This EDA replaced the previous equity distribution agreement entered into in March 2013 between BMOCM and the Partnership. Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Through June 30, 2013, the Partnership sold an aggregate of 1,947,576 common units under the EDA and prior equity distribution agreement generating proceeds of approximately $36.4 million (net of approximately $0.6 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

Other Developments.  HEP is continuing to expand its midstream assets in the Eagle Ford shale in south Texas.  The Partnership contributed an additional $17.6 million to HEP during the six months ended June 30, 2013 to fund its 30.6% share of HEP’s expansion costs.  The Partnership also received cash distributions totaling $8.8 million from HEP during the six months ended June 30, 2013.  The Partnership is obligated to contribute additional funds to HEP upon one or more requests made by HEP.  The Partnership expects that as HEP makes additional distributions to the Partnership and its other investors from its existing operations, HEP will request that the Partnership make additional capital contributions to fund its ongoing expansion efforts.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: The Partnership’s adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

The Partnership’s adjusted EBITDA is defined as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, (gain) loss on noncash derivatives, distribution from limited liability company and noncontrolling interest; less gain on sale of property and equity in losses of limited liability company. The Partnership’s adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	financial performance of the Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the Partnership’s assets to generate cash sufficient to pay interest costs, support its indebtedness and make cash distributions to its unitholders and the General Partner;

•the Partnership’s operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing methods or capital structure; and

•the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table provides a reconciliation of the Company’s net loss to the Partnership’s adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net loss	$(4.7)	$(1.7)	$(7.6)	$(2.5)
Interest expense	18.6	21.3	39.0	40.7
Depreciation and amortization	34.7	32.9	68.4	65.1
Distribution from limited liability company (a)	4.3	—	8.8	—
(Gain) loss on sale of property	0.1	(0.4)	0.1	(0.5)
Stock-based compensation	3.0	2.6	8.1	5.1
Non-controlling interest	(6.7)	(0.5)	(8.9)	3.1
Taxes	(1.2)	(0.7)	(2.2)	(0.8)
Other (b)	0.4	(4.8)	(0.3)	(4.5)
Company's adjusted EBITDA	$48.5	$48.7	$105.4	$105.7
Direct operating activity related to the Company	2.2	0.8	3.0	1.5
Partnership's adjusted EBITDA	$50.7	$49.5	$108.4	$107.2
__________________________________________________
(a)  Includes an add-back for the Partnership’s equity in HEP's loss in the amount of less than $0.1 million for the six months ended June 30, 2013.

(b)  Includes the Partnership’s financial derivatives marked-to-market, acquisition costs and other income that are not included in the Partnership’s adjusted EBITDA.

Gross operating margin is defined, generally, as revenues less cost of purchased gas, NGLs and crude oil. We present gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because the Partnership’s business is generally to purchase and resell natural gas and crude oil for a margin or to gather, process, transport or market natural gas, NGLs and crude oil for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of the Partnership’s operating expenses. The Partnership does not deduct operating expenses from total revenue in calculating gross operating margin because these expenses are largely independent of the volumes the Partnership transports or processes and fluctuate depending on the activities performed during a specific period. As an indicator of the Partnership’s operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. The Partnership’s gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of the Company’s gross operating margin to operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Total gross operating margin	$95.6	$90.3	$200.3	$190.1

Add (deduct):
Operating expenses	(36.9)	(30.6)	(74.2)	(58.4)
General and administrative expenses	(18.6)	(13.8)	(37.6)	(29.4)
Gain (loss) on sale of property	(0.1)	0.4	(0.1)	0.5
Gain (loss) on derivatives	0.4	4.9	—	2.7
Depreciation, amortization and other	(34.5)	(32.9)	(68.4)	(65.1)
Operating income	$5.9	$18.3	$20.0	$40.4

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated, which includes the Partnership’s July 2012 acquisition of the ORV assets reflected in the three and six months ended June 30, 2013. The Partnership manages its operations by focusing on gross operating margin which the Partnership defines as operating revenue less cost of purchased gas, NGLs and crude oil as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
LIG Segment
Revenues	$135.8	$181.9	$298.7	$401.4
Purchased gas and NGLs	(115.4)	(153.6)	(256.0)	(342.8)
Total gross operating margin	$20.4	$28.3	$42.7	$58.6
NTX Segment
Revenues	$102.5	$78.5	$192.3	$174.6
Purchased gas and NGLs	(59.7)	(31.5)	(105.8)	(81.5)
Total gross operating margin	$42.8	$47.0	$86.5	$93.1
PNGL Segment
Revenues	$185.7	$251.9	$386.0	$512.1
Purchased gas, NGLs and crude oil	(166.9)	(236.9)	(342.7)	(473.7)
Total gross operating margin	$18.8	$15.0	$43.3	$38.4
ORV Segment
Revenues	$64.1	$—	$119.4	$—
Purchased crude oil	(50.4)	—	(91.5)	—
Total gross operating margin	$13.7	$—	$27.9	$—
Corporate
Revenues	$(33.3)	$(117.9)	$(95.9)	$(267.7)
Purchased gas and NGLs	33.3	117.9	95.9	267.7
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$454.7	$394.4	$900.4	$820.4
Purchased gas, NGLs and crude oil	(359.1)	(304.1)	(700.1)	(630.3)
Total gross operating margin	$95.6	$90.3	$200.3	$190.1

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	430,000	802,000	512,000	851,000
Processing (MMBtu/d)	260,000	249,000	254,000	256,000
NTX
Gathering and Transportation (MMBtu/d)	1,062,000	1,188,000	1,075,000	1,184,000
Processing (MMBtu/d)	399,000	351,000	396,000	334,000
PNGL
Processing (MMBtu/d)	390,000	833,000	436,000	854,000
NGL Fractionation (Gals/d)	1,031,000	1,320,000	1,162,000	1,251,000
ORV*
Crude Oil Handling (Bbls/d)	10,400	—	10,000	—
Brine Disposal (Bbls/d)	8,000	—	7,900	—
__________________________________________________
* Crude oil handling from PNGL is included in ORV reported volumes.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Gross Operating Margin. Gross operating margin was $95.6 million for the three months ended June 30, 2013 compared to $90.3 million for the three months ended June 30, 2012, an increase of $5.3 million, or 5.9%. The overall increase was due to the Partnership's ORV assets, increased throughput on the Partnership's Permian Basin systems and increased south Louisiana NGL fractionation and marketing activity. The following provides additional details regarding this change in gross operating margin:

•
The ORV segment contributed an increase of $13.7 million to the Partnership's gross operating margin for the three months ended June 30, 2013. Gross operating margins from crude oil and condensate handling and brine disposal and handling were $8.7 million and $5.0 million, respectively. Additionally, gross operating margins increased by $0.2 million related to the E2 operations.

•
The NTX segment had a decrease in gross operating margin of $4.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Gross operating margin increased by $2.2 million from the Partnership's gas processing facilities primarily due to increased throughput on its Permian Basin systems. This increase was offset by a decline in the Partnership's gross operating margin of $6.4 million from the gathering and transmission assets due to a decline in its throughput volumes together with reduced gathering rates under certain contracts, including a contract with a major producer in north Texas.

•
The PNGL segment had a gross operating margin increase of $3.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The Partnership's NGL fractionation and marketing activities contributed $6.3 million of the gross operating margin increase due to increased NGL volumes from truck and rail activity. The PNGL segment also includes the Partnership's crude oil terminal activity in south Louisiana, which contributed $0.5 million of gross operating margin increase. These increases were reduced by a combined gross operating margin decrease of $3.0 million from the Partnership's south Louisiana processing plants due to the less favorable processing environment which caused a significant decline in volumes processed through the plants as well as declines in margins earned on volumes that were processed.

•
The LIG segment had a decrease in gross operating margin of $7.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Gross operating margins decreased by $2.6 million from the Partnership's Gibson and Plaquemine plants and decreased by $1.4 million from gas processed for its account by a third-party processor due to a weaker processing environment during 2013 as compared to 2012. Gross operating margins decreased by $3.8 million on the gathering and transmission assets due to sales volumes lost related to the Bayou Corne sinkhole, lower volumes from several large customers on the Partnership's south LIG systems during the recent quarter due to plant downtime for repairs and lower blending and treating fees for second quarter of 2013 as compared to same period in 2012.  Although the Partnership's north LIG system in the Haynesville Shale had volume declines, most of these volume declines were associated with gas transported under firm transportation agreements so the Partnership only realized a slight decrease in its transportation fee on the Partnership's north LIG system.

Operating Expenses. Operating expenses were $36.9 million for the three months ended June 30, 2013 compared to $30.6 million for the three months ended June 30, 2012, an increase of $6.3 million, or 20.6%. This increase in operating expenses includes a total increase of $7.6 million related to the direct operating costs of the ORV assets (as set forth in more detail in the bullets below).  The primary contributors to the increase are as follows:

•
the Partnership's labor and benefits expense increased by $4.7 million related to the acquisition of the Partnership's ORV assets and an increase in employee headcount for activity related to project expansions in the Partnership's PNGL segment;

•	the Partnership's rents, lease and vehicle expense increased by $1.6 million related primarily to the acquisition of the Partnership's ORV assets;

•	the Partnership's utilities, fees and services, including operating and construction related costs, decreased by $1.4 million due to fewer compressor overhauls during 2013 as compared to 2012; and

•	the Partnership's regulatory and ad valorem tax expenses increased by $0.6 million due to project expansions.

General and Administrative Expenses. General and administrative expenses were $18.6 million for the three months ended June 30, 2013 compared to $13.8 million for the three months ended June 30, 2012, an increase of $4.8 million, or 35.0%. The primary contributors to the total increase are as follows:

•
the Partnership’s labor and benefits expense increased by $2.9 million due to an increase in headcount primarily related to the acquisition of the Partnership's ORV assets and activity related to project expansion in the Partnership's PNGL segment;

•	the Company's fees and services increased by $0.7 million due to an increase in legal and other professional fees related to the Company's joint venture investment in E2;

•	the Partnership's stock based compensation expense increased by $0.4 million due to an increase in related headcount; and

•	the Partnership's utilities and other office supply fees increased by $0.3 million.

(Gain)/Loss on Derivatives. The Partnership had a gain on derivatives of $0.4 million for the three months ended June 30, 2013 compared to a gain of $4.9 million for the three months ended June 30, 2012. The derivative transaction types contributing to the net (gain)/loss are as follows (in millions):

	Three Months Ended June 30,
	2013		2012
	Total	Realized	Total	Realized
Basis swaps	$0.4	$0.3	$1.2	$1.5
Processing margin hedges	(0.5)	(0.8)	(4.4)	0.7
Liquids Swaps - non-designated	(0.1)	—	(1.5)	—
Other	(0.2)	(0.3)	(0.2)	—
Net (gain) loss on derivatives	$(0.4)	$(0.8)	$(4.9)	$2.2

Depreciation and Amortization. Depreciation and amortization expenses were $34.7 million for the three months ended June 30, 2013 compared to $32.9 million for the three months ended June 30, 2012, an increase of $1.8 million, or 5.4%. This increase includes $3.8 million of additional depreciation due to net asset additions including $2.7 million related to the acquisition of the ORV assets. These additions were partially offset by decreased amortization of $0.4 million related to Sabine Pass Plant intangible amortization which was fully amortized in December 2012, $0.2 million related to the accelerated depreciation of LIG related to the Bayou Corne Sinkhole, and $1.4 million of decreased intangible amortization related to the revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership's gathering system in North Texas.

Interest Expense. Interest expense was $18.6 million for the three months ended June 30, 2013 compared to $21.3 million for the three months ended June 30, 2012, a decrease of $2.7 million, or 12.7%. Net interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2013	2012
Senior notes	$20.6	$18.0
Bank credit facility	1.7	1.9
Capitalized interest (1)	(6.1)	(0.7)
Amortization of debt issue costs and discount	2.1	1.7
Other	0.3	0.4
Total	$18.6	$21.3
(1) The increase in capitalized interest is primarily related to project expansions in the Partnership's PNGL segment.

Income Taxes. Income tax benefit was $1.2 million for the three months ended June 30, 2013 compared to $0.7 million for the three months ended June 30, 2012, an increase of $0.4 million. The increased tax benefit is due to the tax benefit associated with the $2.7 million increase in our operating loss between periods and a reduction in the Texas margin tax, mainly due to new legislation. These increased benefits are partially offset by an increase of $0.6 million in tax expense attributable to the new, wholly owned corporate entity that was formed by the Partnership to acquire the ORV assets.

Interest of Non-Controlling Partners in the Partnership’s Net Loss.  The interest of non-controlling partners in the Partnership’s net income was a net loss of $6.7 million for the three months ended June 30, 2013 compared to a net loss of $0.5 million for the three months ended June 30, 2012 due to the changes shown in the following summary (in millions):

	Three Months Ended June 30,
	2013	2012
Net loss for the Partnership	$(10.6)	$(2.5)
Income allocation to CEI for the general partner incentive distribution	(1.5)	(1.1)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	1.5	1.1
Loss allocation to CEI for its general partner share of Partnership income	0.3	0.1
Net loss allocable to limited partners	$(10.3)	$(2.4)
Less: CEI’s share of net income (loss) allocable to limited partners	(3.7)	(1.9)
Non-controlling partners’ share of Partnership net loss (1)	$(6.6)	$(0.5)
(1) Non-controlling partners' share of net loss in E2 of $0.1 million is not included for the six months ended June 30, 2013, as it relates to CEI operating activity.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Gross Operating Margin. Gross operating margin was $200.3 million for the six months ended June 30, 2013 compared to $190.1 million for the six months ended June 30, 2012, resulting in an increase of $10.2 million, or 5.4%. The overall increase was due to the July 2012 acquisition of the ORV assets, increased throughput on the Partnership's Permian Basin systems and increased south Louisiana NGL fractionation and marketing activity. The following provides additional details regarding this change in gross operating margin:

•
The ORV segment contributed a total increase of $27.9 million to the Partnership's gross operating margin for the six months ended June 30, 2013. Gross operating margins from crude oil and condensate handling and brine disposal and handling were $18.2 million and $9.5 million, respectively. Additionally, gross operating margins increased by $0.2 million related to the E2 operations.

•
The NTX segment had a decrease in gross operating margin of $6.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Gross operating margin increased by $4.6 million from the Partnership's gas processing facilities primarily due to increased throughput on its Permian Basin systems. This increase was offset by a decline in the Partnership's gross operating margin of $11.2 million from the gathering and transmission assets due to a decline in its throughput volumes together with reduced gathering rates under certain contracts, including a contract with a major producer in north Texas.

•
The PNGL segment had a gross operating margin increase of $4.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The Partnership's NGL fractionation and marketing activities contributed $13.6 million of the gross operating margin increase due to improved margins from seasonal pricing spreads and increased NGL volumes from truck and rail activity. The PNGL segment also includes the Partnership's crude oil terminal activity in south Louisiana, which contributed $1.0 million of gross operating margin increase. These increases were reduced by a combined gross operating margin decrease of $9.7 million from the Partnership's south Louisiana processing plants due to the less favorable processing environment which caused a significant decline in volumes processed through the plants as well as declines in margins earned on volumes that were processed.

•
The LIG segment had a decrease in gross operating margin of $15.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Gross operating margins decreased by $5.7 million from the Partnership's Gibson and Plaquemine plants and decreased by $3.2 million from gas processed for its account by a third-party processor due to a weaker processing environment during 2013 as compared to 2012. Gross operating margins decreased by $7.0 million on the gathering and transmission assets due to sales volumes lost related to the Bayou Corne sinkhole, lower volumes from several large customers on the Partnership's south LIG systems during the recent quarter due to plant downtime for repairs and lower blending and treating fees for first half of 2013 as compared to same period in 2012.  Although the Partnership's north LIG system in the Haynesville Shale had volume declines, most of these volume declines were associated with gas transported under firm transportation agreements so the Partnership only realized a slight decrease in its transportation fee on the Partnership's north LIG system.

Operating Expenses. Operating expenses were $74.2 million for the six months ended June 30, 2013 compared to $58.4 million for the six months ended June 30, 2012, an increase of $15.8 million, or 27.1%. This increase in operating expenses includes a total increase of $14.8 million related to the direct operating costs of the ORV assets (as set forth in more detail in the bullets below).  The primary contributors to the total increase are as follows:

•
the Partnership’s labor and benefits expense increased by $9.3 million related to the acquisition of the Partnership’s ORV assets and an increase in employee headcount for activity related to project expansions in the Partnership’s PNGL segment;

•	the Partnership’s rents, lease and vehicle expense increased by $3.3 million primarily related to the acquisition of the Partnership’s ORV assets; and

•	the Partnership’s regulatory expenses and ad valorem tax expense increased by $1.4 million due to project expansions.

General and Administrative Expenses. General and administrative expenses were $37.6 million for the six months ended June 30, 2013 compared to $29.4 million for the six months ended June 30, 2012, an increase of $8.2 million, or 27.9%. The primary contributors to the total increase are as follows:

•
the Partnership’s labor and benefits increased by $3.0 million due to an increase in headcount primarily related to the acquisition of the Partnership's ORV assets and activity related to project expansion in the Partnership's PNGL segment;

•	the Company’s fees and services increased by $0.7 million due to an increase in legal and other professional fees related to the Company's joint venture investment in E2;

•
the Partnership’s stock based compensation expense increased by $2.7 million, including $2.0 million attributable to certain bonuses paid in March 2013 in the form of stock and units awards that immediately vested; and

•	the Partnership’s utilities and other office supply fees increased by $0.6 million.

(Gain)/Loss on Derivatives. The Partnership had a loss on derivatives of $0.1 million for the six months ended June 30, 2013 compared to a gain of $2.7 million for the six months ended June 30, 2012. The derivative transaction types contributing to the net (gain)/loss are as follows (in millions):

	Six Months Ended June 30,
	2013		2012
	Total	Realized	Total	Realized
Basis swaps	$1.0	$1.6	$3.5	$2.2
Processing margin hedges	(1.0)	(1.1)	(4.2)	1.6
Liquids Swaps - non-designated	0.2	—	(1.5)	—
Other	(0.1)	(0.2)	(0.5)	(0.6)
Net (gain) loss on derivatives	$0.1	$0.3	$(2.7)	$3.2

Depreciation and Amortization. Depreciation and amortization expenses were $68.4 million for the six months ended June 30, 2013 compared to $65.1 million for the six months ended June 30, 2012, an increase of $3.3 million, or 5.1%. This increase includes $7.4 million of additional depreciation due to net asset additions including $5.1 million related to the acquisition of the ORV assets and $0.9 million related to net additions in the Permian area. These additions were partially offset by decreased amortization of $0.8 million related to Sabine Pass Plant intangible amortization which was fully amortized in December 2012, $0.4 million related to the accelerated depreciation of LIG related to the Bayou Corne Sinkhole and $2.8 million of decreased intangible amortization related to the revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in North Texas.

Interest Expense. Interest expense was $39.0 million for the six months ended June 30, 2013 compared to $40.7 million for the six months ended June 30, 2012, a decrease of $1.7 million, or 4.2%. Net interest expense consists of the following (in millions):

	Six Months Ended June 30,
	2013	2012
Senior notes	$41.1	$34.1
Bank credit facility	3.0	3.5
Capitalized interest (1)	(10.0)	(1.2)
Amortization of debt issue costs and discount	4.1	3.5
Other	0.8	0.8
Total	$39.0	$40.7
(1) The increase in capitalized interest is primarily related to project expansions in the Partnership's PNGL segment.

Income Taxes. Income tax benefit was $2.2 million for the six months ended June 30, 2013 compared to $0.8 million for the six months ended June 30, 2012, an increase of $1.4 million. The increased tax benefit is due to the tax benefit associated with the $5.9 million increase in the Company's operating loss between periods and a reduction in the Texas margin tax of $0.2 million, mainly due to new legislation. These increased benefits are offset by an increase in tax expense of $1.0 million attributable to the new, wholly owned corporate entity that was formed by the Partnership to acquire the ORV assets.

Interest of Non-Controlling Partners in the Partnership’s Net Income (loss).  The interest of non-controlling partners in the Partnership’s net income was a net loss of $8.9 million for the six months ended June 30, 2013 compared to a net gain of $3.1 million for the six months ended June 30, 2012 due to the changes shown in the following summary (in millions):

	Six Months Ended June 30,
	2013	2012
Net income (loss) for the Partnership	$(16.6)	$0.5
Income allocation to CEI for the general partner incentive distribution	(2.9)	(2.1)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	4.0	2.3
Loss allocation to CEI for its general partner share of Partnership income	0.5	—
Net income (loss) allocable to limited partners	$(15.0)	$0.7
Less: CEI’s share of net loss allocable to limited partners	(6.2)	(2.5)
Plus: Non-controlling partners' share of net income in Denton County Joint Venture	—	(0.1)
Non-controlling partners’ share of Partnership net income (loss) (1)	$(8.8)	$3.1
(1) Non-controlling partners' share of net loss in E2 of $0.1 million is not included for the six months ended June 30, 2013, as it relates to CEI operating activity.

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $61.9 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $51.4 million for the six months ended June 30, 2012. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Income before non-cash income and expenses	$57.5	$64.7
Changes in working capital	$4.4	$(13.3)

The change in working capital for 2013 and 2012 primarily relates to fluctuations in trade receivable and payable balances due to timing of collections and payments.

Cash Flows from Investing Activities. Net cash used in investing activities was $282.1 million for the six months ended June 30, 2013 and $141.7 million for the six months ended June 30, 2012. The Company’s primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Growth capital expenditures (including $29.2 million related to E2)	$280.8	$83.4
Maintenance capital expenditures	7.3	6.6
Investment in limited liability company	17.6	52.3
Total	$305.7	$142.3

Net cash provided by investing activities for the six months ended June 30, 2013 includes proceeds of $18.0 million from the Partnership's sale of the local distribution companies acquired in connection with the Partnership's July 2012 acquisition of its ORV assets, which were classified as held for disposition on the balance sheet as of December 31, 2012 and $5.5 million of distributions from limited liability company in excess of earnings.

Cash Flows from Financing Activities. Net cash provided by financing activities was $261.3 million for the six months ended June 30, 2013 and $68.1 million for six months ended June 30, 2012. The Company's primary financing activities consist of the following (in millions):

	Six Months Ended June 30,
	2013	2012
Net repayments on the Partnership's bank credit facility	$(71.0)	$(37.0)
Net borrowings on the Subsidiary Borrower's credit facility	26.4	—
2022 Notes borrowings	—	250.0
Net repayments under capital lease obligations	(1.6)	(1.5)
Debt refinancing costs	(2.8)	(5.0)
Common unit offerings	362.8	158.0
Increase in restricted cash	—	(245.1)

Dividends to shareholders and distributions to non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash dividends and distributions made during the six months ended June 30, 2013 and 2012 were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Dividend to shareholders	$11.7	$11.2
Non-controlling partner distributions	41.9	32.6
Total	$53.6	$43.8
__________________________________________________
(1) Excludes distributions paid through the issuance of paid-in-kind preferred units for the six months ended June 30, 2013.

In order to reduce interest costs, the Partnership and Subsidiary Borrower do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on the Partnership’s and Subsidiary Borrower's credit facilities. The Partnership and Subsidiary Borrower borrow money under their respective credit facilities to fund checks as they are presented. As of June 30, 2013, the Partnership and Subsidiary Borrower had approximately $571.8 million and $63.6 million, respectively, of available borrowing capacity under their respective credit facilities. Changes in drafts payable for the six months ended June 30, 2013 and 2012 were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Decrease in drafts payable	$0.8	$(6.0)

Working Capital. We had a working capital deficit of $5.1 million as of June 30, 2013.  Changes in working capital may fluctuate significantly between periods even though the Partnership’s trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of the Partnership’s revenues is collected and a large volume of its gas purchases is paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  During times of significant construction, accounts payable balances also include construction related invoices, which negatively impact working capital until paid from long-term funds. In addition, although the Partnership strives to minimize the amount of time and volumes that its natural gas, NGLs and crude oil are kept in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas, NGL and crude oil prices. Working capital also includes mark to market derivative assets and liabilities associated with commodity derivatives which may fluctuate significantly due to the changes in natural gas, NGL and crude oil prices.

Changes in Operations During 2012 and 2013. In July 2013, the Partnership determined that the Eunice processing plant (the “Plant”), which is located in south Louisiana and is part of its PNGL segment, will be shut-down during the fourth quarter of 2013 due to adverse economics driven by low NGL prices and low processing volumes which the Partnership does not see improving in the near future based on forecasted price curves. As of June 30, 2013 there are customer relationships classified as intangible assets with a net book value of $72.6 million which are directly associated with the Plant and will terminate with the shut-down of the Plant. The Partnership will record an impairment expense for these intangible assets in the amount of $72.6 million during the third quarter of 2013.

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

The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana.  In August 2012, a large sinkhole formed in the vicinity of these pipelines and underground storage reservoirs. This sinkhole is situated west of the Partnership’s underground natural gas and NGL storage facility. The cause of the sinkhole is currently under investigation by Louisiana state and local officials. The Partnership took a section of its 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The Partnership is currently in the initial phase of constructing the replacement pipeline in its rerouted location and anticipates services will resume in the late fourth quarter 2013 to early first quarter 2014 due to permit delays.

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

Capital Requirements. During the six months ended June 30, 2013, capital investments were $298.5 million, which were funded by internally generated cash flow, borrowings under the Partnership’s credit facility, borrowings under the Subsidiary Borrower’s credit facility and proceeds from equity offerings by the Partnership. The Company’s remaining current growth capital spending projection for 2013 is approximately $295.0 million to $330.0 million related to identified growth projects. The Partnership and Subsidiary Borrower expect to fund the growth capital expenditures from the proceeds of borrowings under their respective credit facilities and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2013.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2013 is as follows (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations	$975.0	$—	$—	$—	$—	$—	$975.0
Subsidiary Borrower's bank credit facility	26.4	—	—	—	26.4	—	—
Interest payable on fixed long-term debt obligations	481.2	41.0	82.2	82.2	82.2	82.2	111.4
Capital lease obligations	28.1	2.2	4.6	4.6	4.6	6.9	5.2
Operating lease obligations	45.8	3.6	9.5	9.7	7.7	4.5	10.8
Purchase obligations	21.8	21.8	—	—	—	—	—
Consulting agreement	4.0	0.5	3.5	—	—	—	—
Inactive easement commitment*	10.0	—	—	—	—	—	10.0
Uncertain tax position obligations	4.4	4.4	—	—	—	—	—
Total contractual obligations	$1,596.7	$73.5	$99.8	$96.5	$120.9	$93.6	$1,112.4
__________________________________________________
*  Amounts related to inactive easements paid as utilized by the Partnership with balance due at end of 10 years if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under the Subsidiary Borrower’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at June 30, 2013, the cash obligation for interest expense on the Subsidiary Borrower’s credit facility would be approximately $1.4 million per year or approximately $0.7 million for the remainder of 2013.

Indebtedness

As of June 30, 2013 and December 31, 2012, long-term debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Partnership's bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2013 and December 31, 2012 was 5.0% and 4.3%, respectively	$—	$71.0
Subsidiary Borrower’s credit facility (due 2016), interest based on LIBOR plus 5.0%, interest rate at June 30, 2013 was 5.3%	26.4	—
Partnership's senior unsecured notes (due 2018), net of discount of $8.7 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	716.3	715.3
Partnership's senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	250.0
Debt classified as long-term	$992.7	$1,036.3

Subsidiary Borrower’s Credit Facility.  On March 5, 2013, Subsidiary Borrower entered into a Credit Agreement (the “Subsidiary Credit Agreement”) with Citibank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other lenders party thereto. Subsidiary Borrower intends to distribute the proceeds from the Subsidiary Credit Agreement to us to finance our investment in E2.  The Subsidiary Credit Agreement initially permitted Subsidiary Borrower to borrow up to $75.0 million on a revolving credit basis. On May 8, 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to the Subsidiary Credit Agreement to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million. The maturity date of the Subsidiary Credit Agreement is March 5, 2016.  As of June 30, 2013, there was $26.4 million borrowed under the Subsidiary Borrower’s bank credit facility, leaving approximately $63.6 million available for future borrowing based on the borrowing capacity of $90.0 million. See Note 3 to condensed consolidated financial statements titled “Long-Term Debt” for further details.

The Partnership’s Credit Facility. As of June 30, 2013, there were $63.2 million in outstanding letters of credit and no outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $571.8 million available for future borrowing based on the borrowing capacity of $635.0 million. As of June 30, 2013, based on the Partnership's maximum permitted consolidated leverage ratio (as defined in the amended credit facility), the Partnership could borrow approximately $363.5 million of additional funds. The Partnership's credit facility matures in May 2016.  In January 2013, the Partnership amended the credit facility.  See Note 3 to the condensed consolidated financial statements titled “Long-Term Debt” for further details.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02-Comprehensive Income (ASC 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires that we report reclassifications out of accumulated other comprehensive income and their effect on net income by component or financial statement line. We have included the required disclosures in the notes to our financial statements for the six months ended June 30, 2013.

We have reviewed all other recently issued accounting pronouncements that became effective during the six months ended June 30, 2013 and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodities Futures Trading Commission ("CFTC") to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives.  The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives markets to clear through clearinghouses.  The legislation and new regulations may also require counterparties to the Partnership’s derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce the Partnership’s ability to monetize or restructure its existing derivative contracts, and increase the Partnership’s exposure to less creditworthy counterparties.  If the Partnership reduces its use of derivatives as a result of the legislation and regulations, the Partnership’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership’s ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  The Partnership’s revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on the Partnership, its financial condition and its results of operations.

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

Gas processing margins by contract types and gathering, transportation and crude handling margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gathering, transportation and crude handling margin	61.7%	63.6%	62.4%	60.6%

Gas processing margins:
Processing margin	5.1%	9.0%	4.6%	13.7%
Percent of liquids	8.3%	10.9%	8.9%	9.2%
Fee based	24.9%	16.5%	24.1%	16.5%
Total gas processing	38.3%	36.4%	37.6%	39.4%

Total	100.0%	100.0%	100.0%	100.0%

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

The Partnership has hedges in place at June 30, 2013 covering a portion of the liquids volumes it expects to receive under POL contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In thousands)

July 2013 - December 2013	Ethane	93	(MBbls)	Index	$0.3538/gal	$435
July 2013 - December 2013	Propane	58	(MBbls)	Index	$1.0508/gal	470
July 2013 - December 2013	Iso Butane	14	(MBbls)	Index	$1.7006/gal	271
July 2013 - December 2013	Normal Butane	19	(MBbls)	Index	$1.6775/gal	385
July 2013 - December 2013	Natural Gasoline	22	(MBbls)	Index	$2.1507/gal	170
						$1,731
__________________________________________________
*weighted average

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In thousands)

January 2014 – December 2014	Ethane	5	(MBbls)	Index	$0.2800/gal	$6
January 2014 – December 2014	Propane	55	(MBbls)	Index	$0.9462/gal	240
January 2014 – December 2014	Normal Butane	9	(MBbls)	Index	$1.2596/gal	36
January 2014 – December 2014	Natural Gasoline	7	(MBbls)	Index	$1.9171/gal	3
						$285
__________________________________________________
*weighted average

The Partnership has hedged 66.6% of its total volumes at risk through December 2013 and hedged 11.8% of its total volumes at risk for 2014 relating to the Partnership's POL contracts.

The Partnership has hedges in place at June 30, 2013 covering the fractionation spread risk related to its processing margin contracts as set forth in the following tables:

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In thousands)

July 2013 - December 2013	Ethane	12	(MBbls)	Index	$0.2803/gal	$20
July 2013 - December 2013	Propane	29	(MBbls)	Index	$1.2221/gal	433
July 2013 - December 2013	Normal Butane	25	(MBbls)	Index	$1.6764/gal	501
July 2013 - December 2013	Natural Gasoline	14	(MBbls)	Index	$2.2237/gal	152
July 2013 - December 2013	Natural Gas	1,948	(MMBtu/d)	$3.75011/MMBtu*	Index	(29)
						$1,077
__________________________________________________
*weighted average

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In thousands)

January 2014 - December 2014	Ethane	5	(MBbls)	Index	$0.2800/gal	$5
January 2014 - December 2014	Propane	14	(MBbls)	Index	$0.9075/gal	34
January 2014 - December 2014	Normal Butane	8	(MBbls)	Index	$1.2744/gal	34
January 2014 - December 2014	Natural Gasoline	4	(MBbls)	Index	$1.9255/gal	3
January 2014 - December 2014	Natural Gas	746	(MMBtu/d)	$4.30763/MMBtu*	Index	(60)
						$16
 __________________________________________________
*weighted average

The Partnership has hedged 15.5% of its total liquids volumes relating to its fractionation spread risk and 19.0% of the related total PTR volumes through December 2013. The Partnership has also hedged 2.9% of its total liquids volumes at risk and 3.4% of the related total PTR volumes through December 2014.

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

As of June 30, 2013, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $2.7 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $1.9 million in the net fair value asset of these contracts as of June 30, 2013 to a net fair value asset of approximately $0.8 million.

Interest Rate Risk

The Company is exposed to interest rate risk on the variable rate bank credit facilities of the Partnership and Subsidiary Borrower. At June 30, 2013, Subsidiary Borrower had $26.4 million in borrowings under its facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.3 million for the year.

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. A 1% increase or decrease in interest rates would not change its annual interest expense because the Partnership had no borrowings outstanding under its credit facility as of June 30, 2013,

At June 30, 2013, the Partnership had fixed rate debt obligations of $716.3 million and $250.0 million, consisting of its senior unsecured notes with an interest rate of 8.875% and 7.125%, respectively.  The fair value of the fixed rate obligations for the 2018 Notes and 2022 Notes was approximately $772.1 million and $253.8 million, respectively, as of June 30, 2013. The Partnership estimates that a 1% decrease or increase in interest rates would increase or decrease the fair value of the 2018 Notes and the 2022 Notes by $13.5 million and $13.6 million, respectively.

 Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, Inc. of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2013), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the Company's risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in response to Part I, Item 1A. of such Form 10-K, other than as supplemented by our Form 10-Q for the quarterly period ended March 31, 2013 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

Item 5. Other Information

Registration Rights Agreement

On August 6, 2013, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Blackstone / GSO Capital Solutions Fund LP and Blackstone / GSO Capital Solutions Overseas Master Fund L.P. (collectively, “GSO”) relating to the registered resale of the shares of common stock of the Company (the “Common Stock”) previously purchased by GSO from Harbinger Group, Inc.  Pursuant to the Registration Rights Agreement, we have agreed to file up to two shelf registration statements for the resale of the Common Stock as soon as practicable following receipt of written notice from the holder of the Common Stock (the “Selling Holder”) requesting the filing of such shelf registration statement.  Moreover, we have agreed to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the Securities and Exchange Commission no later than 180 days after filing such shelf registration statement.  The Registration Rights Agreement also gives the holders of the Common Stock certain customary piggyback registration rights.  In the Registration Rights Agreement, we have agreed to indemnify the Selling Holder against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Selling Holder may be required to make because of any of those liabilities.

Stockholders Agreement

On August 6, 2013, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with GSO.  Pursuant to the Stockholders Agreement, GSO has agreed, among other things, not to (i) acquire or otherwise beneficially own, subject to certain conditions, more than 19.9% of the outstanding voting stock of the Company, (ii) dispose of any voting securities of the Company to any person that, upon consummation of such disposition, would have beneficial ownership of more than 9.9% of the outstanding Company voting securities, subject to certain exceptions or (iii) engage in any business combination with the Company without the prior approval of a majority of the independent directors.

The foregoing descriptions of the Registration Rights Agreement and the Stockholders Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Registration Rights Agreement and the Stockholders Agreement, copies of which are filed as Exhibits 4.1 and 10.6, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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
Amended and Restated Certificate of Incorporation of Crosstex Energy, Inc. (incorporated by reference to Exhibit 3.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006).

3.2	—
Fourth Amended and Restated Bylaws of Crosstex Energy, Inc. (incorporated by reference from Exhibit 3.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated August 1, 2013, filed with the Commission on August 2, 2013).

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

3.10	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to Crosstex Energy, L.P.'s Registration Statement on Form S-1).
3.11	—
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

4.1*	—	Registration Rights Agreement, dated August 6, 2013, by and among Crosstex Energy, Inc. and Blackstone / GSO Capital Solutions Overseas Master Fund L.P. and Blackstone / GSO Capital Solutions Fund LP.
10.1	—
First Amendment to Credit Agreement, dated as of May 8, 2013, among XTXI Capital, LLC, as Borrower, Crosstex Energy, Inc., as Parent and as Guarantor, and Citibank, N.A., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated May 8, 2013, filed with the Commission on May 9, 2013).

10.2	—
Crosstex Energy GP, LLC Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013).

10.3	—
Form of Restricted Incentive Unit Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013).

10.4	—
Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013).

10.5	—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013).
10.6*	—	Stockholders Agreement, dated August 6, 2013, by and among Crosstex Energy, Inc. and Blackstone / GSO Capital Solutions Overseas Master Fund L.P. and Blackstone / GSO Capital Solutions Fund LP.
31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.
101*	—
The following financial information from Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

__________________________________________________

*     Filed herewith.
**  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	CROSSTEX ENERGY, INC.

By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Executive Vice President and Chief Financial Officer

August 8, 2013