Form 10-K
period 2013-12-31
CROSSTEX ENERGY INC
filed 2014-02-28
CIK 1209821

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $651,728,568 on June 30, 2013, based on $19.76 per share, the closing price of the Common Stock as reported on The NASDAQ Global Select Market on such date.
At February 14, 2014, there were 48,021,537 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

CROSSTEX ENERGY, INC.
PART I
Item 1.    Business
General
Crosstex Energy, Inc. is a Delaware corporation formed in April 2000. We completed our initial public offering in January 2004. Our shares of common stock are listed and traded on the NASDAQ Global Select Market under the symbol "XTXI". Our executive offices are located at 2501 Cedar Springs, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.crosstexenergy.com. In the "Investors" section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our website are available free of charge. In this report, the terms "Company" or "Registrant" as well as the terms "CEI," "our," "we," and "us," or like terms, are sometimes used as references to Crosstex Energy, Inc. and its consolidated subsidiaries. References in this report to "Crosstex Energy, L.P.," the "Partnership," "CELP" or like terms refer to Crosstex Energy, L.P. itself or Crosstex Energy, L.P. together with its consolidated subsidiaries.
CROSSTEX ENERGY, INC.
Our assets consist of partnership interests in Crosstex Energy, L.P. and a majority interest in each of E2 Energy Services, LLC and E2 Appalachian Compression, LLC ("E2"), services companies focused on the Utica Shale play in the Ohio River Valley. Crosstex Energy, L.P. is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil. Our interests in Crosstex Energy, L.P. and E2 consist of the following:

•	16,414,830 common units representing an aggregate 15.0% limited partner interest in the Partnership as of December 31, 2013;

•
100.0% ownership interest in Crosstex Energy GP, LLC, the general partner of the Partnership, which owns a 1.5% general partner interest as of December 31, 2013 and all of the incentive distribution rights in the Partnership; and

•	93.7% interest in E2 Energy Services, LLC and a 92.5% interest in E2 Appalachian Compression, LLC, with the remainder owned by E2 management as of December 31, 2013.
In 2013, our cash flows consisted almost exclusively of distributions from the Partnership on the partnership interests we own. The Partnership is required by its partnership agreement to distribute all its cash on hand at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of the Partnership's business or to provide for future distributions. In 2014, we expect to begin to receive cash distributions related to our E2 investment.
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
During 2013, the Partnership paid quarterly distributions to its common units holders in May, August and November of $0.33, $0.33 and $0.34 related to the first, second and third quarters, respectively, of 2013. The Partnership paid a quarterly distribution of $0.36 in February 2014 related to the fourth quarter of 2013. Our share of the cash distributions with respect to our limited and general partner interests in the Partnership totaled $28.9 million for the year ended December 31, 2013, $0.4 million of which was paid-in-kind through the issuance of additional limited partner common units to the general partner in lieu of cash.
During 2013, we paid quarterly dividends of $0.12, $0.12 and $0.13 for the first, second and third quarter of 2013, respectively. We paid a quarterly dividend of $0.15 in February 2014 for the fourth quarter of 2013. We intend to continue to pay dividends to our stockholders on a quarterly basis equal to the cash we receive, if any, from our Partnership distributions, less reserves for expenses, future dividends and other uses of cash, including:

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
On March 5, 2013, we entered into an agreement to form E2, a company that will provide services for producers in the liquids-rich window of the Utica Shale play. We own approximately 93.7% of E2 Energy Services, LLC and approximately 92.5% of E2 Appalachian Compression, LLC, with the remainder owned by E2 management. We have pre-determined rights to purchase the management ownership interests of E2 in the future. E2 will build, own and operate three new natural gas compression and condensate stabilization facilities located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio.
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
CROSSTEX ENERGY, L.P.
Crosstex Energy, L.P. is a publicly traded Delaware limited partnership formed in 2002. The Partnership's common units are traded on The NASDAQ Global Select Market under the symbol "XTEX". The Partnership's business activities are conducted through its subsidiaries. The Partnership's executive offices are located at 2501 Cedar Springs, Dallas, Texas 75201, and its telephone number is (214) 953-9500. The Partnership's internet address is www.crosstexenergy.com. The Partnership posts the following filings in the "Investors" section of its website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: the Partnership's annual report on Form 10-K; the Partnership's quarterly reports on Form 10-Q; the Partnership's current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on the Partnership's website are available free of charge.
Crosstex Energy GP, LLC, a Delaware limited liability company and our wholly-owned subsidiary, is the Partnership's general partner. Crosstex Energy GP, LLC manages the Partnership's operations and activities.
The following diagram depicts the organization and ownership of the Partnership as of December 31, 2013.

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
Operations of the Partnership

The Partnership primarily focuses on providing midstream energy services, including gathering, transmission, processing, fractionation and marketing, to producers of natural gas, NGLs, condensate and crude oil. The Partnership also provides crude oil, condensate and brine services to producers. The Partnership's midstream energy asset network includes approximately 3,600 miles of pipelines, nine natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. The Partnership manages and reports its activities primarily according to geography. The Partnership has five reportable segments: (1) South Louisiana processing, crude and NGL, or PNGL, which includes its processing and NGL assets in south Louisiana; (2) Louisiana, or LIG, which includes its pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes its activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes its activities in the Utica and Marcellus Shales; and (5) Corporate Segment, or Corporate, which includes its equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and its general partnership property and expenses. See Note 12 to the consolidated financial statements for financial information about these operating segments.
The Partnership connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Partnership purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Partnership operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. The Partnership provides a variety of crude oil and condensate services throughout the ORV which include crude oil and condensate gathering via pipelines, barges, rail and trucks and oilfield brine disposal. The Partnership also has crude oil and condensate terminal facilities in south Louisiana that provide access for crude oil producers to the premium markets in this area. The Partnership's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Partnership's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Partnership also has NGL transmission lines that transport NGLs from east Texas and its south Louisiana processing plants to its fractionators in south Louisiana. The Partnership's crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barges that, in exchange for a fee, transport oil from a producer site to an end user. The Partnership's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
The Partnership's assets include the following:

•
North Texas Assets (including Permian Basin assets). The Partnership's north Texas assets consist of gathering systems with total capacity of approximately 1.1 Bcf/d, processing facilities with a total processing capacity of approximately 315 MMcf/d and a transmission pipeline with a capacity of approximately 375 MMcf/d.

•
LIG System.  The Partnership's LIG system is one of the largest intrastate pipeline systems in Louisiana, consisting of approximately 2,000 miles of mainly transmission pipelines extending from the Haynesville Shale in north Louisiana to onshore production in south central and southeast Louisiana, which have approximately 2.0 Bcf/d of capacity. The LIG system also includes processing facilities with a total processing capacity of 335 MMcf/d and 10,800 Bbls/d of NGL fractionation capacity.

•
South Louisiana Processing and NGL Assets.  The Partnership's south Louisiana natural gas processing and liquid assets include approximately 1.4 Bcf/d of processing capacity, 83,000 Bbls/d of fractionation capacity, 3.1 million barrels of underground NGL storage, 570 miles of liquids transport lines and a crude oil and condensate terminal with a total capacity of 15,600 Bbls/d.

•
Ohio River Valley.  The Partnership's Ohio River Valley assets include a 4,500-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot operation crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks. The Partnership has eight existing brine disposal wells with an injection capacity of approximately 10,000 Bbls/d. The Partnership currently holds one additional brine well permit in Ohio.

Business Strategy
The Partnership's business strategy consists of two overarching objectives, which are to maximize earnings and growth of its existing businesses and enhance the scale and diversification of its assets.

As part of enhancing its scale and diversification, the Partnership has concentrated on expanding its NGL business, growing a crude oil and condensate business and developing its gas processing and transportation business in rich gas areas. The Partnership believes increasing its scale and diversification will strengthen the Partnership as a company because the Partnership believes it will lead to less reliance on any single geographic area, provide the Partnership a better balance between business driven by crude oil and natural gas, offer it greater opportunities from a broader asset base and provide it with more sustainable fee-based cash flows.
The Partnership's strategies include the following:

•
Maximize earnings and growth of its existing businesses.  The Partnership intends to leverage its franchise position, infrastructure and customer relationships in the Partnership's existing areas of operation by expanding its existing systems to meet new or increased demand for its gathering, transmission, processing and marketing services.

•
Enhance the scale and diversification of its assets.  The Partnership looks to grow and diversify its business through acquiring and/or building assets in new areas that will serve as a platform for future growth with a focus on emerging shale plays and other areas with NGL, crude oil and condensate exposure.

Devon Energy Transaction
On October 21, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”), Devon Gas Services, L.P., a wholly-owned subsidiary of Devon, Acacia Natural Gas Corp I, Inc., a wholly-owned subsidiary of Devon (“New Acacia”), EnLink Midstream, LLC (formerly known as New Public Rangers, L.L.C.), a holding company newly formed by Devon (“EnLink Midstream”), Rangers Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Rangers Merger Sub”), and Boomer Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Boomer Merger Sub”), pursuant to which Rangers Merger Sub will merge with and into the Company, and Boomer Merger Sub will merge with and into New Acacia (collectively, the “Mergers”), with the Company and New Acacia surviving as wholly-owned subsidiaries of EnLink Midstream. New Acacia owns a 50% limited partner interest in EnLink Midstream Holdings, LP (formerly known as Devon Midstream Holdings, L.P.), a wholly-owned subsidiary of Devon referred to herein as “Midstream Holdings”, which, together with its subsidiaries, owns Devon’s midstream assets in the Barnett Shale in North Texas, the Cana and Arkoma Woodford Shales in Oklahoma and Devon’s interest in Gulf Coast Fractionators in Mont Belvieu, Texas. In exchange for the 50% interest in EnLink Midstream Holdings, LP, Devon will receive 115,495,669 EnLink Midstream units with a value of approximately $2.4 billion based on the weighted average closing prices of our shares for the 20 trading days prior to the announcement of the transaction, representing an approximate 70% interest in EnLink Midstream. These assets consist of natural gas gathering and transportation systems, natural gas processing facilities and NGL fractionation facilities located in Texas and Oklahoma. Midstream Holdings' primary assets consist of three processing facilities with 1.3 Bcf/d of natural gas processing capacity, approximately 3,685 miles of pipelines with aggregate capacity of 2.9 Bcf/d and fractionation facilities with up to 160 MBbls/d of aggregate NGL fractionation capacity. Devon will own the managing member of EnLink Midstream, and, through its ownership of us, EnLink Midstream will indirectly own 100% of the Partnership’s general partner.
In connection with the Merger Agreement, the Partnership and its wholly-owned subsidiary, Crosstex Energy Services, L.P. (“Crosstex Energy Services”) entered into a Contribution Agreement (the “Contribution Agreement”) with Devon and certain of its wholly-owned subsidiaries pursuant to which two of Devon’s subsidiaries would contribute to Crosstex Energy Services the remaining 50% of the outstanding equity interests in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC (formerly known as Devon Midstream Holdings GP, L.L.C.), the general partner of Midstream Holdings (“Midstream Holdings GP” and, together with Midstream Holdings and their subsidiaries, the “Midstream Group Entities”) in exchange for the issuance by the Partnership of 120,542,441 units representing a new class of limited partnership interests in the Partnership (collectively, the “Contribution”), with a value of approximately $2.4 billion based on the volume weighted average closing prices of Crosstex Energy, L.P.'s units for the 20 trading days prior to the announcement of the transaction. Upon completion of the Contribution, Devon and its affiliates will own approximately 53% of the limited partner interests in the Partnership, with approximately 39% of the outstanding limited partner interests held by the Partnership's public unitholders and approximately 7% of the outstanding limited partner interests (and the approximate 1% general partner interest) held indirectly by EnLink Midstream.

The consummation of the transactions contemplated by the Merger Agreement, including the Mergers, is subject to the satisfaction of a number of conditions, including, but not limited to, (i) the adoption and approval of the Merger Agreement at a special meeting of our stockholders by at least 67% of the shares of our common stock issued and outstanding and entitled to vote on the adoption of the Merger Agreement, voting together as a single class and (ii) the concurrent closing of the Contribution. The special meeting is scheduled to take place on March 7, 2014.

The Merger Agreement provides certain termination rights for both us and Devon, including our right to terminate the Merger Agreement to enter into an agreement with respect to a superior proposal (as defined in the Merger Agreement). The Merger Agreement will automatically terminate upon any termination of the Contribution Agreement.

Recent Growth Developments
Cajun-Sibon Phases I and II. In Louisiana, the Partnership is transforming its business that historically has been focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

The Partnership began this transformation by restarting its Eunice fractionator during 2011 at a rate of 15,000 Bbls/d of NGLs. The Partnership expanded the Eunice fractionator to a rate of 55,000 Bbls/d with Cajun-Sibon Phase I ("Phase I"). Phase I of the Partnership's pipeline extension project was completed in November 2013 and connects Mont Belvieu supply lines in east Texas to Eunice, providing a direct link to its fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion, which was also completed in early November 2013, has increased the Partnership's interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.
The Phase I expansion added 130-miles of 12-inch diameter pipeline to its existing 440-mile Cajun-Sibon NGL pipeline system, connecting Mont Belvieu to its Eunice fractionator. The pipeline currently has a capacity of 70,000 Bbls/d for raw make NGLs. The Phase I NGL pipeline extension originates from interconnects with major Mont Belvieu supply pipelines and provides connections for NGLs from the Permian Basin, Barnett Shale, Eagle Ford and other areas to its NGL fractionation facilities and key NGL markets in south Louisiana. Phase I is anchored by a five year ethane sales agreement with Williams Olefins, a subsidiary of the Williams Companies, and a five year natural gasoline sales agreement with another company. The Partnership has entered into contracts of various lengths for all other purity products.
The Partnership has commenced construction of Cajun-Sibon Phase II, which will further enhance its Louisiana NGL business with significant additions to the Cajun-Sibon Phase I infrastructure including further fractionation expansion. Phase II will include the addition of four pumping stations, totaling 13,400 horsepower, that will facilitate increasing NGL supply capacity from Phase I's 70,000 Bbls/d to 120,000 Bbls/d; the construction of a new 100,000 Bbls/d fractionator at the Plaquemine gas processing plant site; the conversion of its Riverside fractionator to a butane-and-heavier facility; and the construction of 57 miles of NGL pipeline that will originate at the Eunice fractionator and connect to the new Plaquemine fractionator, which will provide optionality to move purity products around the Louisiana-liquids market. The Partnership will also the construct a 32-mile, 16-inch diameter extension of LIG's Bayou Jack lateral, which will provide gas services to customers in the Mississippi River corridor, replacing the conversion of supply lines that the Partnership currently uses for liquid service. The Partnership expects Phase II will be in service during the second half of 2014.
Phase II is anchored by 10-year sales agreements with Dow Hydrocarbons and Resources, or Dow, to deliver up to 40,000 Bbls/d of ethane and 25,000 Bbls/d of propane produced at its new Plaquemine fractionator into Dow's Louisiana pipeline system. The Partnership will also deliver 70,000 MMBtu/d of natural gas to Dow's Plaquemine facility.
The Partnership believes the Cajun-Sibon project not only represents a tremendous growth step by leveraging its Louisiana assets but that it also creates a significant platform for continued growth of its NGL business. The Partnership believes this project, along with its existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
Bearkat Natural Gas Gathering and Processing System. In the fourth quarter of 2013, the Partnership commenced construction of a new natural gas processing complex and rich gas gathering pipeline system in the Permian Basin. The initial construction included treating, processing and gas takeaway solutions for regional producers. The project, which will be fully owned by the Partnership, is supported by a 10-year, fee-based contract.
The new-build processing complex, called Bearkat, will be strategically located near the Partnership’s existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant will have an initial capacity of 60 MMcf/d, increasing the Partnership’s total operated processing capacity in the Permian to approximately 115 MMcf/d. The Partnership will also construct a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan Counties. The entire project is scheduled to be completed in the second half of 2014.

Permian Pipeline Extension Project. In February 2014, the Partnership entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the aforementioned Bearkat natural gas processing complex. The pipeline will have a capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. Right-of-way acquisition is underway and the pipeline is expected to be operational in the second half of 2014.
Riverside Crude Facility Expansion. In June 2013, the Partnership completed the Phase II expansion of its Riverside facility located on the Mississippi River in southern Louisiana. The Riverside facility’s capacity to transload crude oil and condensate from railcars to our barge facility increased to approximately 15,000 Bbls/d of crude oil and condensate. Phase II additions to the Riverside facility include a 100,000 barrel above-ground crude oil storage tank, a rail spur with a 26-spot crude railcar unloading rack and a crude oil and condensate offloading facility with pumps and metering as well as a truck unloading bay. As part of the Phase II expansion, the Riverside facility was modified so that sour crude can be unloaded in addition to sweet crude.

E2 Investment.  On March 5, 2013, we entered into an agreement to form E2 Energy Services, LLC and E2 Appalachian Compression, LLC ("E2"), which will provide services for producers in the liquids-rich window of the Utica Shale play. We own approximately 93.7% of E2 Energy Services, LLC and 92.5% of E2 Appalachian Compression, LLC, with the remainder owned by E2 management. We have pre-determined rights to purchase the management ownership interests of E2 in the future.
As of December 31, 2013, we had invested approximately $60.7 million in E2, but we are committed to invest an aggregate of approximately $76.0 million. Our investment commitment of approximately $76.0 million is funding the construction of three new natural gas compression and condensate stabilization facilities, which E2 will build, own and operate. These three gas gathering compressor stations and condensate stabilization assets will be located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. Commercial operations of one of the facilities, which we refer to as Upper Hill, commenced during January 2014. The remaining two facilities are expected to be operational during the first half of 2014.
In March 2013, XTXI Capital, LLC, our wholly-owned subsidiary (“Subsidiary Borrower”), entered into a $75.0 million senior secured credit facility (the “Subsidiary Credit Agreement”) in order to provide the financing for our investment in E2. We have guaranteed Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement. In May 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to the Subsidiary Credit Agreement to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million. Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement are guaranteed by us (the “Guaranty”) and are secured by a first priority lien on 10,700,000 common units, which common units have been contributed by us to Subsidiary Borrower (together with any additional common units subsequently pledged as collateral under the Subsidiary Credit Agreement, the “Pledged Units”).
Partnership Assets
North Texas Assets (including Permian Basin assets).    The Partnership's gathering systems in north Texas, or NTG, consist of approximately 715 miles of gathering lines that had an average throughput of approximately 700,000 MMBtu/d for the year ended December 31, 2013. The Partnership's processing facilities in north Texas include three gas processing plants with total processing throughput that averaged 382,000 MMBtu/d for the year ended December 31, 2013. The Partnership's transmission asset, referred to as the North Texas Pipeline, or NTPL, is a 140-mile pipeline from an area near Fort Worth, Texas to a point near Paris, Texas and related facilities. The NTPL connects production from the Barnett Shale to markets in north Texas accessed by the Natural Gas Pipeline Company of America, LLC, Kinder Morgan, Inc., Houston Pipeline Company, L.P., Atmos Energy Corporation and Gulf Crossing Pipeline Company, LLC. For the year ended December 31, 2013, the average throughput on the NTPL was approximately 342,000 MMBtu/d.
The Partnership's north Texas segment also includes its Deadwood natural gas processing plant and its Mesquite Terminal and fractionator that comprise its Permian Basin assets. The Partnership has a 50% undivided working interest in the Deadwood processing facility which is located in Glasscock County, Texas. The Deadwood plant is supported by acreage dedication from a major producer in the Permian Basin. The Deadwood processing plant has a total capacity of 58 MMcf/d and total processing throughput that averaged 66,000 MMBtu/d for the year ended December 31, 2013. The Mesquite Terminal is located in Midland County and serves as a rail terminal for third party raw-make NGLs. The Partnership is also transloading crude oil at this facility.
LIG Assets.    The LIG gathering and transmission pipeline system is comprised of a north and south system and had an average throughput of approximately 473,000 MMbtu/d for the year ended December 31, 2013. The southern part of the Partnership's LIG system has a capacity in excess of 1.5 Bcf/d and approximately 1,125 miles of pipeline. The south system also includes two operating, on-system processing plants, the Partnership's Plaquemine and Gibson plants, with an average throughput of 255,000 MMBtu/d for the year ended December 31, 2013. The Plaquemine plant also has a fractionation capacity of 10,800 Bbls/d of raw-make NGL products, and total volume for fractionated liquids at Plaquemine averaged approximately 4,800 Bbls/d for the year ended December 31, 2013. The south system has access to both rich and lean gas supplies from onshore production in south central and southeast Louisiana. LIG has a variety of transportation and industrial sales customers in the south, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans.
The Partnership's LIG system in the north, comprised of approximately 800 miles of pipeline, serves the natural gas fields south of Shreveport, Louisiana and extends into the Haynesville Shale gas play in north Louisiana. The north Louisiana system has a capacity of 465 MMcf/d and interconnects with interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission, Trunkline Gas and Tennessee Gas Pipeline. The Partnership has a substantial number of firm transportation agreements on the north system with weighted average lives of approximately 4.3 years. The Partnership's north Louisiana system is connected to its south Louisiana system and has the capacity to move approximately 145 MMcf/d of gas to its markets in the south.
In August 2012, a slurry-filled sinkhole developed in Assumption Parish near Bayou Corne, Louisiana and in the vicinity of certain of the Partnership's pipelines and its underground storage reservoir located in Napoleonville, Louisiana. The cause of the slurry is currently under investigation by Louisiana state and local officials. Consequently, the Partnership took a section of our 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The Partnership is currently in the initial phase of constructing the replacement pipeline in its rerouted location and anticipates the re-route to be completed during the first half of 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Changes in Operations During 2013 and 2012" for further information about this matter.
PNGL Assets.    The Partnership's south Louisiana natural gas processing and liquids assets include processing and fractionation capabilities, underground storage and approximately 570 miles of liquids transport lines. Total processing throughput averaged 399,000 MMBtu/d and fractionated barrels averaged 27,300 Bbls/d for the year ended December 31, 2013.

•	NGL Assets. The Partnership's NGL assets include its Eunice fractionation facility, its Riverside fractionation plant, its Cajun-Sibon pipeline system and its Napoleonville storage facility.

•
Eunice Fractionation Facility.    The Eunice fractionation facility is located in south central Louisiana and was restarted in 2011 to take advantage of the activity around liquids rich shale-plays, including the Eagle Ford, Permian, Granite Wash, Marcellus and Utica plays. The Eunice fractionation facility has a capacity of 55,000 Bbls/d of liquid products, including ethane, propane, iso-butane, normal butane and natural gasoline, and is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility. The plant fractionated 5,100 Bbls/d of liquids during 2013. The Partnership's Plaquemine facility is connected to its PNGL system, which gives the Partnership operational flexibility, increased fractionation capacity and the ability to capture new NGL-related business. See "Recent Growth Developments" for a discussion of the Eunice expansion in conjunction with the Cajun-Sibon project.

•
Riverside Fractionation Plant.    The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of approximately 28,000 Bbls/d of liquids delivered by the Cajun-Sibon pipeline system from the Eunice, Pelican and Blue Water processing plants or by truck and rail. The Riverside facility has above-ground storage capacity of approximately 233,000 Bbls. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges. Total volumes for fractionated liquids at Riverside averaged 22,200 Bbls/d for the year ended December 31, 2013. See "Recent Growth Developments" for discussion of the expansion at Riverside in conjunction with the Cajun-Sibon project.

•
Cajun-Sibon Pipeline System.    Currently, the Cajun-Sibon pipeline system consists of approximately 570 miles of raw make NGL pipelines ranging in size from 4" to 12" with a current system capacity of approximately 70,000 Bbls/d. The pipelines transport unfractionated NGLs, referred to as raw make, from areas such as Liberty, Texas interconnects near Mont Belvieu and Eunice and Pelican processing plants in south Louisiana to either the Riverside or Eunice fractionators or to third party fractionators when necessary. See "Recent Growth Developments" for information regarding the expansion of this pipeline system.

•
Napoleonville Storage Facility.    The Napoleonville NGL storage facility is connected to the Riverside facility and has a total capacity of 3.1 million barrels of underground storage comprised of two existing caverns. The caverns are currently operated in propane and butane service, and space is leased to customers for a fee.

•	Processing Assets. The Partnership's processing assets include its Pelican processing plant, its Eunice processing plant and its Blue Water gas processing plant.

•
Pelican Processing Plant.    The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2013, the plant processed approximately 334,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. This plant has an interconnection with the LIG pipeline so the Partnership can process natural gas from the LIG system at its Pelican plant when markets are favorable.

•
Eunice Processing Plant.    The Eunice processing plant is located in south central Louisiana, has a capacity of 475 MMcf/d and processed approximately 31,000 MMBtu/d for the year ended December 31, 2013. The plant is connected to onshore gas supply as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission. In August 2013, the Partnership shut down the Eunice processing plant due to adverse economics driven by low NGL prices and low processing volumes that the Partnership does not see improving in the near future based on forecasted price curves.

•
Blue Water Gas Processing Plant.    The Partnership owns a 64.29% interest in the Blue Water gas processing plant and operates the plant. The Blue Water plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. The plant has a net capacity to the Partnership's interest of approximately 300 MMcf/d. The plant is not expected to operate in the future unless fractionation spreads are favorable and volumes are sufficient to run the plant.

Ohio River Valley Assets.    The Partnership's Ohio River Valley assets include a 4,500-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks with a current capacity of 25,000 Bbls/d. Total crude oil and condensate handled averaged approximately 11,000 Bbls/d for the year ended December 31, 2013. The Partnership has eight existing brine disposal wells with an injection capacity of approximately 10,000 Bbls/d and an average disposal rate of 7,000 Bbls/d for the year ended December 31, 2013. The Partnership currently holds one additional well permit in Ohio.
Investment in Limited Liability Company.    In 2011 and 2012, the Partnership made capital contributions totaling $87.3 million to HEP in exchange for an individual ownership interest in HEP. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers and is continuing to expand its midstream assets in the area. As of December 31, 2013, the Partnership owned a 30.6% interest in HEP and accounted for this investment under the equity method of accounting. The Partnership contributed an additional $30.6 million to HEP during the year ended December 31, 2013 to fund its 30.6% share of HEP’s expansion costs. In December 2013, Alinda Capital Partners acquired a 59% capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services.    The Partnership also received cash distributions totaling $17.5 million from HEP during the year ended December 31, 2013. The Partnership's investment in HEP is included in the Corporate segment.
Industry Overview
The following diagram illustrates the gathering, processing, fractionation and transmission process.

The midstream industry is the link between the exploration and production of natural gas and crude oil and condensate and the delivery of its components to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas and crude oil and condensate producing wells.
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
NGL fractionation.    NGLs are separated into individual, more valuable components during the fractionation process. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized crude oil and condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel and industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutene through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.
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
Crude oil and condensate terminals.    Crude oil and condensate rail terminals are an integral part of ensuring the movement of new crude oil and condensate production from the developing shale plays in the United States and Canada. In general, the crude oil and condensate rail loading terminals are used to load rail cars and transport the commodity out of developing basins into market rich areas of the country where crude rail and condensate unloading terminals are used to unload rail cars and store crude oil volumes for third parties until the crude oil and condensate is redelivered to premium markets via pipelines, trucks or rail to delivery points.
Balancing Supply and Demand
When the Partnership purchases natural gas, crude oil, and condensate it establishes a margin normally by selling it for physical delivery to third-party users. It can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the New York Mercantile Exchange (the "NYMEX") related to its natural gas purchases. Through these transactions, the Partnership seeks to maintain a position that is balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Its policy is not to acquire and hold natural gas futures contracts or derivative products for the purpose of speculating on price changes.
Competition
The business of providing gathering, transmission, processing and marketing services for natural gas, NGLs, crude oil and condensate is highly competitive. The Partnership faces strong competition in obtaining natural gas, NGLs, crude oil and condensate supplies and in the marketing and transportation of natural gas, NGLs, crude oil and condensate. Its competitors include major integrated and independent exploration and production crude oil and condensate companies, natural gas producers, interstate and intrastate pipelines, other natural gas and crude oil gatherers and natural gas processors. Competition for natural gas and crude oil supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the gatherer and the pricing arrangements offered by the gatherer. Many of the Partnership's competitors offer more services or have greater financial resources and access to larger natural gas, NGLs, crude oil and condensate supplies than it does. The Partnership's competition varies in different geographic areas.
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
Natural Gas, NGL, Crude Oil and Condensate Supply
The Partnership's gathering and transmission pipelines have connections with major intrastate and interstate pipelines, which it believes have ample natural gas and NGLs supplies in excess of the volumes required for the operation of these systems. The Partnership's Ohio River Valley pipeline, terminals, trucks and storage facilities are strategically located in oil and condensate producing regions. The Partnership evaluates well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of its gathering systems and assets to determine the availability of natural gas, NGL, crude oil and condensate supply for its systems and other assets and/or obtain a minimum volume commitment from the producer that results in a rate of return on investment. The Partnership does not routinely obtain independent evaluations of reserves dedicated to its systems and assets due to the cost and relatively limited benefit of such evaluations. Accordingly, it does not have estimates of total reserves dedicated to its systems and assets or the anticipated life of such producing reserves.
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
During the year ended December 31, 2013, the Partnership had only one customer, Dow, which represented greater than 10.0% of its revenue. While this customer represented 12.6% of consolidated revenues, the loss of this customer would not have a material impact on the Partnership's results of operations because the gross operating margins received from transactions with this customer are not material to the Partnership's total gross operating margin, and the Partnership believes the sales to this customer could be replaced with other buyers at comparable sales prices.
Regulation
Interstate Natural Gas Pipelines Regulation.    The Partnership does not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or FERC, does not directly regulate its natural gas operations under the National Gas Act, or NGA. However, FERC's regulation of interstate natural gas pipelines influences certain aspects of the Partnership's business and the market for its products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

•	the certification and construction of new facilities;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	maximum rates payable for certain services; and

•	the initiation and discontinuation of services.
While the Partnership does not own any interstate natural gas pipelines, it does transport gas in interstate commerce. The rates, terms and conditions of service under which the Partnership transports natural gas in its pipeline systems in interstate commerce are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. The maximum rates for services provided under Section 311 of the NGPA may not exceed a "fair and equitable rate," as defined in the NGPA. The rates are generally subject to review every three years by FERC or by an appropriate state agency. The inability to obtain approval of rates at acceptable levels could result in refund obligations, the inability to achieve adequate returns on investments in new facilities and the deterrence of future investment or growth of the regulated facilities.
Interstate Liquids Pipelines Regulation. The Partnership owns liquids transportation, storage and other assets in the Ohio River Valley, including certain assets providing common carrier interstate service subject to regulation by FERC under the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992 and related rules and orders. The Partnership's Cajun-Sibon NGL pipeline became subject to FERC regulation as a result of the Partnership's Phase I expansion, which went into operation in November 2013. The expansion is subject to regulation by FERC as a common carrier under the ICA, the Energy Policy Act of 1992 and related rules and orders.
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
Intrastate Natural Gas Pipeline Regulation.    The Partnership's intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Most states have agencies that possess the authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. Some states also have state agencies that regulate transportation rates, service terms and conditions and contract pricing to ensure their reasonableness and to ensure that the intrastate pipeline companies that they regulate do not discriminate among similarly situated customers.
Intrastate NGL Pipeline Regulation. Intrastate NGL and other petroleum pipelines are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases.
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
Sales of Natural Gas and NGLs.   The prices at which the Partnership sells natural gas and NGLs currently are not subject to federal regulation and, for the most part, is not subject to state regulation. The Partnership's natural gas and NGL sales are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas and NGL industries, most notably interstate natural gas transmission companies and NGL pipeline companies that remain subject to FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas and NGLs under certain circumstances. The Partnership cannot predict the ultimate impact of these regulatory changes on its natural gas and NGL marketing operations, but it does not believe that it will be affected by any such FERC action in a manner that is materially different from the natural gas and NGL marketers with whom it competes.
Environmental Matters
General.    The Partnership's operations involve processing and pipeline services for delivery of hydrocarbons (natural gas, NGLs, petroleum and fractionates) from point-of-origin at oil and gas wellheads operated by its suppliers to its end-use market customers. The Partnership's facilities include natural gas processing and fractionation plants, brine disposal wells, pipelines and associated facilities, fractionation and storage units for NGLs, and transportation and delivery of petroleum. As with all companies in the Partnership's industrial sector, its operations are subject to stringent and complex federal, state and local laws and regulations relating to release of hazardous substances or solid wastes into the environment or otherwise relating to protection of the environment. Compliance with existing and anticipated environmental laws and regulations increases the Partnership's overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.
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
The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts the Partnership currently anticipates. Moreover, risks of process upsets, accidental releases or spills are associated with possible future operations, and the Partnership cannot assure you that it will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases or spills. In the event of future increases in environmental costs, the Partnership may be unable to pass on those cost increases to its customers. A discharge of hazardous substances or solid wastes into the environment could, to the extent losses related to the event are not insured, subject the Partnership to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. The Partnership will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations or more rigorous enforcement of existing laws and regulations.
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
The Partnership also generates, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and/or comparable state statutes. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by the Partnership that are currently considered nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in the Partnership's capital expenditures or plant operating expenses or otherwise impose limits or restrictions on its production and operations.
The Partnership currently owns or leases, has in the past owned or leased, and in the future may own or lease, properties that have been used over the years for brine disposal operations, crude and condensate transportation, natural gas gathering, treating or processing and for NGL fractionation, transportation or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by the Partnership during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whose operations and hydrocarbon and waste management practices the Partnership had no control. These properties and wastes disposed thereon may be subject to the Safe Drinking Water Act, CERCLA, RCRA and analogous state laws. Under these laws, the Partnership could be required, alone or in participation with others, to remove or remediate previously disposed wastes or property contamination, if present, including groundwater contamination, or to take action to prevent future contamination.
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
In October 2012, several challenges to the EPA's April 17, 2012 rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. EPA issued a final rule revising certain aspects of the rules on August 5, 2013 and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such proceedings, the rules may be further modified or rescinded or the EPA may issue new rules. The costs of compliance with any modified or newly issued rules cannot be predicted. Additionally, on December 11, 2012, seven states submitted a notice of intent to sue the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from the oil and gas sector are appropriate, which was not addressed in the EPA rule that became effective on October 15, 2012. The notice of intent also requested that the EPA issue emission guidelines for the control of methane emissions from existing oil and gas sources. Depending on whether such rules are promulgated and the applicability and restrictions in any promulgated rule, compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for the Partnership and for other companies in its industry. While the Partnership is not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for the Partnership. Compliance with such rules, as well as any new state rules, may also make it more difficult for the Partnership's suppliers and customers to operate, thereby reducing the volume of natural gas transported through its pipelines, which may adversely affect its business.
Climate Change.    In response to concerns suggesting that emissions of certain gases, commonly referred to as "greenhouse gases" (including carbon dioxide and methane), may be contributing to warming of the earth's atmosphere, the EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act.
In October 2009, the EPA promulgated its Mandatory Reporting Rule for greenhouse gases, which requires the monitoring and reporting of greenhouse gas emissions on an annual basis. All of the Partnership's facilities operating combustion sources, such as engines or natural gas fractionation facilities, are subject to the greenhouse gas reporting requirements included in the October 2009 final rule. The first annual greenhouse gas emissions inventory for the Partnership's affected facilities was filed by the Partnership in September 2011 and the Partnership continues to file the required annual reports. In November 2010 and further in December 2011, the EPA expanded the scope of the Mandatory Reporting Rule to include petroleum and natural gas pipeline systems, which applies the Mandatory Reporting Rule's requirements to, among other sources, fugitive and vented methane emissions from the oil and gas sector, including natural gas transmission compression. The Partnership's transmission compression facilities as well as gathering compressor stations with large amine treating capacities are also required to report under this expanded rule. The first reports for these facilities were due in 2012. Although the Mandatory Reporting Rule does not control greenhouse gas emission levels from any facilities, it has still caused the Partnership to incur monitoring and reporting costs for emissions that are subject to the rule.
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
The U.S. Congress has considered but to date has not enacted legislation to mandate reductions of greenhouse gas emissions, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.
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
Hydraulic Fracturing and Wastewater.    The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. The Partnership believes that it is in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder and that continued compliance with such existing permit conditions will not have a material effect on its results of operations.
The Partnership operates brine disposal wells that are regulated as Class II wells under the federal Safe Drinking Water Act (SDWA). The SDWA imposes requirements on owners and operators of Class II wells through the EPA's Underground Injection Control program, including construction, operating, monitoring and testing, reporting and closure requirements. The Partnership's brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the federal SDWA. Compliance with current and future laws and regulations regarding the Partnership's brine disposal wells may impose substantial costs and restrictions on its brine disposal operations, as well as adversely affect demand for the Partnership's brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors.  When caused by human activity, such events are called induced seismicity.  In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily.  A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of, induced seismicity.  Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.  To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs and restrictions on the Partnership's brine disposal operations.
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
Pipeline Safety Regulations.    The Partnership's pipelines are subject to regulation by the U.S. Department of Transportation (DOT). DOT's Pipeline Hazardous Material Safety Administration (PHMSA), acting through the Office of Pipeline Safety (OPS), administers the national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipeline. OPS develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. The main bodies of safety regulations that cover the Partnership's operations are set forth at 49 CFR, Parts 192 (covering pipelines that transport natural gas) and 195 (pipelines that transport crude oil, carbon dioxide, NGL and petroleum products). In addition to recordkeeping and reporting requirements, amendments to 49 CFR Part 192 and 195 created the Pipeline Integrity Management in High Consequence Areas (PIM) requiring operators of transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. In January 2012, the President signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 which increases potential penalties for pipeline safety violations, gives new rulemaking authority to DOT with respect to shut-off valves on transmission pipeline facilities constructed or entirely replaced after the rule is promulgated, requires DOT to revise incident notification guidance and imposes new records requirements on pipeline owners and operators. This legislation also requires DOT to study and report to Congress on other areas of pipeline safety, including expanding the reach of the integrity management regulations beyond high consequences areas, but restricts DOT from promulgating expanded integrity management rules during the review period and for a period following submission of its report to Congress unless the rulemaking is needed to address a present condition that poses a risk to public safety, property or the environment. PHMSA issued a final rule effective October 25, 2013 that implemented aspects of the new legislation. Among other things, the final rule increases the maximum civil penalties for violations of pipeline safety statutes or regulations, broadens PHMSA’s authority to submit information requests, and provides additional detail regarding PHMSA’s corrective action authority. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of anticipated changes in annual reporting requirements and that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures could significantly increase the Partnership's costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on the Partnership's pipeline. A December 2012 PHMSA Advisory Bulletin provides further clarity on the reporting requirements of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, describing a general requirement that pipeline owners or operators report an exceedance of the maximum allowable operating pressure or allowable build-up for pressure-limiting or control devices within five days of the date that the exceedance occurs. At the state level, several states have passed legislation or promulgated rulemaking dealing with pipeline safety. The Partnership believes that its pipeline operations are in substantial compliance with applicable PHMSA and state requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or state requirements will not have a material adverse effect on its results of operations or financial positions.
Bayou Corne Sinkhole Incident.    The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of these pipelines and the Partnership's underground storage reservoirs located in Napoleonville, Louisiana.
Following the formation of the sinkhole, the Partnership and other pipeline operators in the area promptly undertook steps to depressurize and shut down its pipelines in the affected area. In particular, the Partnership took a section of its 36-inch diameter natural gas pipeline out of service. The Partnership's pipeline remains out of service, which has partially interrupted service to certain markets including the Mississippi River, but the Partnership worked with its customers to secure alternative natural gas supplies to minimize disruptions. In addition, the Partnership has identified a reroute for this pipeline outside of the affected areas. The Partnership is currently in the initial phase of constructing the replacement pipeline in its rerouted location and anticipates such construction will be completed during first half of 2014. The Partnership also implemented additional inspection and operational measures at its nearby underground facility. The damage to its business, including costs and loss of business, has been considerable. For more information regarding the costs associated with this sinkhole, please see "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations—Liquidity and Capital Resources—Changes in Operations During 2013 and 2012."
The cause and full consequences of this sinkhole and the conditions giving rise thereto remain uncertain. In addition, any restrictions imposed by governmental agencies could negatively impact the Partnership's assets. The Partnership is assessing the potential for recovering its losses from responsible parties and is seeking recovery from its insurers. The Partnership's insurers, however, have denied the Partnership's insurance claim for coverage and filed a declaratory judgment asking a court to determine that its insurance policy does not cover this damage. The Partnership has sued its insurers for breach of contract due to its insurers' refusal to pay its insurance claim for this damage. We cannot assure you that it will be able to fully recover its losses through insurance recovery or claims against responsible parties.
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
Employees
As of December 31, 2013, the Partnership (through its subsidiaries) employed approximately 817 full-time employees. Approximately 218 of the employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. The Partnership is not party to any collective bargaining agreements and has not had any significant labor disputes in the past. We believe that the Partnership has good relations with its employees.

Item 1A.    Risk Factors
        The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be affected materially and adversely. In that case, we may be unable to pay dividends to our shareholders and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.
Risks Associated with the Mergers and the Contribution
We cannot assure you that we will complete the Mergers or, if completed, that such transaction will be beneficial to us.
We cannot assure you that we will complete the Mergers or, if completed, that such transaction would achieve the desired benefits. The success of the mergers will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining our business with that of the Midstream Group Entities. Realizing the benefits of the mergers will depend in part on the integration of assets, operations and personnel while maintaining adequate focus on the core businesses of the combined company. We cannot assure you that any cost savings, greater economies of scale and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of the two businesses will occur. If management of the combined company is unable to minimize the potential disruption of the combined company’s ongoing business and distraction of the management during the integration process, the anticipated benefits of the mergers may not be realized. These integration matters could have an adverse effect on us.
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
The Mergers would, if ultimately consummated, significantly increase the size and scale of our business and expand the geographic areas in which we operate. Midstream Holdings operates its business in geographic regions in which we do not currently operate, including the Cana and Arkoma Woodford Shales in Oklahoma. The inability to manage successfully the geographically more diverse and substantially larger combined organization could have a material adverse effect on the combined company after the Mergers and cause us not to fully realize the expected benefits of the Mergers.
Upon consummation of the Contribution, a significant portion of the Partnership’s operations will be located in the Barnett Shale, making the Partnership, and therefore us, vulnerable to risks associated with having revenue-producing operations concentrated in a limited number of geographic areas.
If the Partnership completes the Contribution, its revenue-producing operations will be geographically concentrated in the Barnett Shale, causing it to be disproportionally exposed to risks associated with regional factors. The concentration of the Partnership’s operations in these regions also increases exposure to unexpected events that may occur in these regions such as natural disasters or labor difficulties. Any one of these events has the potential to have a relatively significant impact on the Partnership’s operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development within originally anticipated time frames. Any of these risks could have a material adverse effect on the Partnership’s financial condition and results of operations. Since we depend on the Partnership for our cash flows, these risks could have a material adverse effect on our financial condition and results of operations.
Upon consummation of the Contribution, the Partnership will be dependent on Devon for substantially all of the natural gas that the Midstream Group Entities gather, process and transport, and a material decline in the volumes of natural gas that the Midstream Group Entities gather, process and transport for Devon would have a material adverse impact the Partnership’s, and therefore, our operating results and cash available for distribution.
The Midstream Group Entities rely on Devon for substantially all of their natural gas supply and do not expect to materially increase volumes from third-party producers in the near term. For the foreseeable future, the Partnership expects the profitability of the business of the Midstream Group Entities to remain substantially dependent on the volume of natural gas that Devon provides under commercial agreements to be entered into in connection with the closing of the Contribution. Upon the expiration or termination of these agreements, or in the event that the volume of natural gas purchased under these commercial agreements is reduced, the Partnership would be adversely affected unless it was able to make comparably profitable arrangements with other customers. Since we depend on the Partnership for our cash flows, these risks could have a material adverse effect on our financial condition and results of operations.
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
Our stockholders will have a reduced ownership in EnLink Midstream after the Mergers and will exercise less influence over management.
Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting us. Upon the completion of the mergers, each of our stockholders will become a stockholder of Enlink Midstream with a percentage ownership of EnLink Midstream that is much smaller than such stockholder’s percentage ownership of us. Additionally, only one existing member of the our board of directors, our president and chief executive officer, will be automatically appointed to the EnLink Midstream board of directors, with Devon having the right to appoint five directors and the other three to be mutually agreed upon by Devon and Crosstex. Our stockholders, as a group, will receive shares in the mergers constituting approximately 30% of the equity interests of EnLink Midstream assumed to be outstanding immediately after the mergers. Further, EnLink Midstream unitholders will not be entitled to elect the directors of EnLink Midstream’s general partner and have only limited voting rights on matters affecting EnLink Midstream’s business. Because of this, our current stockholders, as a group, will have less influence on the board of directors, management and policies of EnLink Midstream than they now have on the management and policies of us.
The closing of the Mergers and the Contribution would trigger a mandatory repurchase offer under the indenture governing the Partnership's 2018 Notes and, in certain circumstances, the Partnership's 2022 Notes.
The closing of the Mergers and Contribution will trigger a mandatory repurchase offer under the indenture governing its 2018 Notes. Completion of the Mergers and the Contribution also could trigger a mandatory repurchase offer under the indenture governing the Partnership's 2022 Notes if, within 90 days of the consummation of the transactions, the Partnership experiences a rating downgrade of the 2022 Notes by either Moody’s or S&P. If the Partnership is unable to fund a repurchase of its 2018 Notes or, if necessary, its 2022 Notes, the counterparties may exercise their rights and remedies under the indentures, which could result in a default under the Partnership's credit facility. Further, during the pendency of the proposed transactions, a decrease in Devon’s perceived creditworthiness may have an adverse effect on the Partnership's perceived creditworthiness, possibly resulting in a downgrade of credit ratings, tightening of credit under the Partnership's credit facility, inability of the Partnership to borrow funds under its new credit facility or increasing its borrowing costs.
Risks Related to the Company
Our cash flow consists almost exclusively of distributions from Crosstex Energy, L.P.
Currently, our only cash-generating assets are our partnership interests in Crosstex Energy, L.P. Our cash flow is therefore completely dependent upon the ability of the Partnership to make distributions to its partners. Accordingly, you should read and consider the risk factors described under the caption "—Risks Inherent in the Partnership's Business." The amount of cash that the Partnership can distribute to its partners, including us, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas transported in its gathering and transmission pipelines;

•	the level of the Partnership's processing operations;

•	the fees the Partnership charges and the margins it realizes for its services;

•	the prices of, levels of production of and demand for oil and natural gas;

•
the volume of natural gas the Partnership gathers, compresses, processes, transports and sells, the volume of NGLs the Partnership processes or fractionates and sells, the volume of crude oil the Partnership handles at its crude terminals, the volume of crude oil and condensate the Partnership gathers, transports, purchases and sells and the volumes of brine the Partnership disposes;

•	the relationship between natural gas and NGL prices; and

•	the Partnership's level of operating costs.
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
For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to the Partnership and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and the Partnership, on the other hand, including obligations under the omnibus agreement;

•	the determination of the amount of cash to be distributed to the Partnership's partners and the amount of cash to be reserved for the future conduct of the Partnership's business;

•	the determination whether to make borrowings under the Partnership's existing credit facility to pay distributions to partners; and

•	any decision we make in the future to engage in activities in competition with the Partnership as permitted under our omnibus agreement with the Partnership.
If the general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of the Partnership, its value, and therefore the value of our common stock, could decline.
The general partner may make expenditures on behalf of the Partnership for which it will seek reimbursement from the Partnership. In addition, under Delaware law, the general partner, in its capacity as the general partner of the Partnership, has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the general partner. To the extent the general partner incurs obligations on behalf of the Partnership, it is entitled to be reimbursed or indemnified by the Partnership. In the event that the Partnership is unable or unwilling to reimburse or indemnify the general partner, the general partner may be unable to satisfy these liabilities or obligations, which would reduce its value and therefore the value of our common stock.
The Subsidiary Credit Agreement could adversely affect our ability to borrow funds or capitalize on business opportunities.
Subsidiary Borrower has no assets other than the common units representing limited partner interests in the Partnership ("Common Units") that it has pledged under the Subsidiary Credit Agreement (the "Pledged Units") with which to honor any of its obligations under the Subsidiary Credit Agreement, and if Subsidiary Borrower’s and our capital resources are insufficient to fund such repayment obligations, we may be forced to restructure debt, obtain additional capital or sell other of our assets, including our interest in the general partner of the Partnership or the remaining common units we own. In the event that we are required to take such actions to meet the debt service obligations, there cannot be any assurance as to the terms of any such transaction or how quickly any such transaction could be completed, if at all.
An event of default under the Subsidiary Credit Agreement, a failure to meet the Loan to Equity Value Percentage (as defined below) test included therein or our default of certain obligations under our guaranty for such credit facility could trigger a mandatory prepayment under the Subsidiary Credit Agreement and prevent Subsidiary Borrower from making distributions to us, which in turn will limit our ability to pay dividends to our shareholders.

The Subsidiary Credit Agreement contains customary and other events of default, including defaults by us, the Partnership and Subsidiary Borrower. An event of default under the Subsidiary Credit Agreement, a failure to meet the Loan to Equity Value Percentage test included therein or our default of certain obligations under our guaranty for such credit facility could trigger a mandatory prepayment under the Subsidiary Credit Agreement and prevent Subsidiary Borrower from making distributions to us, which in turn will limit our ability to pay dividends to our shareholders. The Loan to Equity Value Percentage is directly tied to the market price of the common units. The market price for the common units has fluctuated in the past and could fluctuate substantially in the future. Numerous factors, including those identified herein, and the volatility of the stock market generally could cause a significant decline in the market price of the common units, which could (i) trigger a mandatory prepayment under the Subsidiary Credit Agreement and (ii) prevent Subsidiary Borrower from distributing to us distributions received from the Partnership with respect to the Pledged Units, which in turn will limit our ability to pay dividends to our shareholders.
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
Risks Inherent in the Partnership's Business
The Partnership's substantial indebtedness could limit its flexibility and adversely affect its financial health.
The Partnership has a substantial amount of indebtedness. As of December 31, 2013, the Partnership had approximately $1.12 billion of indebtedness outstanding primarily comprised of $725.0 million (including $7.8 million of original issue discount) of senior unsecured notes due in 2018 and $250.0 million of senior unsecured notes due in 2022. As of December 31, 2013, there was $155.0 million of borrowing and $59.7 million in outstanding letters of credit under the Partnership's existing credit facility leaving approximately $420.3 million available for future borrowings and letters of credit based on a borrowing capacity of $635.0 million. However, the financial covenants in the Partnership's existing credit facility limit the amount of funds that the Partnership can borrow. As of December 31, 2013, based on the financial covenants in the Partnership's existing credit facility, the Partnership could borrow approximately $207.1 million of additional funds.
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
In addition, the Partnership's ability to make scheduled payments or to refinance its obligations depends on its successful financial and operating performance. We cannot assure you that the Partnership's operating performance will generate sufficient cash flow or that its capital resources will be sufficient for payment of its debt obligations in the future. The Partnership's financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond its control.
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
Due to the Partnership's lack of asset diversification, adverse developments in its gathering, transmission, processing, crude oil, condensate, natural gas and NGL services businesses would materially impact its financial condition.
The Partnership relies exclusively on the revenues generated from its gathering, transmission, processing, crude oil, natural gas, condensate and NGL services businesses and as a result its financial condition depends upon prices of, and continued demand for, natural gas, NGLs, condensate and crude oil. Due to its lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on its financial condition and results of operations than if the Partnership maintained more diverse assets.
The Partnership must continually compete for crude oil, condensate and natural gas supplies, and any decrease in supplies of such commodities could adversely affect its financial condition and results of operations.
In order to maintain or increase throughput levels in the Partnership's natural gas gathering systems and asset utilization rates at its processing plants and to fulfill its current sales commitments, the Partnership must continually contract for new product. The Partnership may not be able to obtain additional contracts for crude oil, condensate, natural gas and NGL supplies. The primary factors affecting the Partnership's ability to connect new wells to its gathering facilities include its success in contracting for existing supplies that are not committed to other systems and the level of drilling activity near its gathering systems. If the Partnership is unable to maintain or increase the volumes on its systems by accessing new supplies to offset the natural decline in reserves, its business and financial results could be materially, adversely affected. In addition, the Partnership's future growth will depend in part upon whether it can contract for additional supplies at a greater rate than the rate of natural decline in its current supplies.
Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil, condensate and natural gas reserves. Prolonged periods of low commodity prices may put downward pressure on future drilling activity which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to the Partnership's systems and assets. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current and future volumes from offshore pipelines supplying its processing plants. The Partnership has no control over producers and depends on them to maintain sufficient levels of drilling activity. A material decrease in production or in the level of drilling activity in its principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on the Partnership's results of operations and financial position.
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
Growing the Partnership's business by constructing new pipelines and processing facilities subjects it to risks that oil, condensate, natural gas or NGL supplies will not be available upon completion of the facilities and risks of construction delay and additional costs due to obtaining rights-of-way permits and complying with federal, state and local laws.
One of the ways the Partnership intends to grow its business is through the construction of additions to its existing gathering systems and construction of new pipelines and gathering and processing facilities. Generally, the Partnership may have only limited natural gas or NGL supplies committed to these facilities prior to their construction. Moreover, it may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. The Partnership may also rely on estimates of proved reserves in its decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas, crude oil, condensate and NGLs to achieve its expected investment return, which could adversely affect the Partnership's results of operations and financial condition.
Construction of the Partnership's major development projects subjects the Partnership to risks of construction delays, cost over-runs, limitations on its growth and negative effects on its operating results, liquidity and financial position.
The Partnership is engaged in the planning and construction of several major development projects, some of which will take a number of months before commercial operation, such as the Partnership's Cajun-Sibon pipeline expansion project and the Bearkat processing facility project. These projects are complex and subject to a number of factors beyond the Partnership's control, including delays from third-party landowners, the permitting process, complying with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on the Partnership's business, financial condition, results of operations and liquidity. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed the Partnership's estimates, its liquidity and capital position could be adversely affected. This level of development activity requires significant effort from the Partnership's management and technical personnel and places additional requirements on its financial resources and internal financial controls. The Partnership may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
The Partnership typically does not obtain independent evaluations of hydrocarbon reserves; therefore, volumes it services in the future could be less than it anticipates.
The Partnership typically does not obtain independent evaluations of hydrocarbon reserves connected to its gathering systems or that the Partnership otherwise services due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, the Partnership does not have independent estimates of total reserves serviced by its assets or the anticipated life of such reserves. If the total reserves or estimated life of the reserves is less than it anticipates and it is unable to secure additional sources, then the volumes transported on its gathering systems or that the Partnership otherwise services in the future could be less than anticipated. A decline in the volumes could have a material adverse effect on the Partnership's results of operations and financial condition.
The Partnership may not be successful in balancing its purchases and sales.
The Partnership is a party to certain long-term gas sales commitments that it satisfies through supplies purchased under long-term gas purchase agreements. When the Partnership enters into those arrangements, its sales obligations generally match its purchase obligations. However, over time the supplies that the Partnership has under contract may decline due to reduced drilling or other causes and it may be required to satisfy the sales obligations by buying additional gas or NGLs at prices that may exceed the prices received under the sales commitments. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause the Partnership's purchases and sales not to be balanced. If the Partnership's purchases and sales are not balanced, it will face increased exposure to commodity price risks and could have increased volatility in its operating income.
The Partnership has made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect the Partnership's margins or even result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its NTPL and sells the gas into a different market area index. For the year ended December 31, 2013, the Partnership has recorded a loss of approximately $18.7 million on this contract, and the Partnership currently expects that it will record a loss of approximately $20.0 million to $24.0 million on this contract in 2014. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse. For additional information on this contract, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."
The Partnership's profitability is dependent upon prices and market demand for oil, condensate, natural gas and NGLs, which are beyond its control and have been volatile.

The Partnership is subject to significant risks due to fluctuations in commodity prices. The Partnership is directly exposed to these risks primarily in the gas processing component of its business. For the year ended December 31, 2013, approximately 9% of its total gross operating margin was generated under percent of liquids contracts. Under these contracts the Partnership receives a fee in the form of a percentage of the liquids recovered and the producer bears all the cost of the natural gas shrink. Accordingly, the Partnership's revenues under these contracts are directly impacted by the market price of NGLs.
The Partnership also realizes processing gross operating margins under processing margin (margin) contracts. For the year ended December 31, 2013 approximately 5.6% of the Partnership's total gross operating margin was generated under processing margin contracts. The Partnership has a number of processing margin contracts for activities at the Partnership's Plaquemine, Gibson and Pelican processing plants. Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and it makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. The Partnership's margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices. Although the Partnership does not currently have any processing margin contracts for its Blue Water and Eunice plants, the Partnership has the opportunity to process liquids from wet gas flowing on the pipelines connected to these plants, as well as its other processing plants, when market pricing is favorable. The Partnership's Eunice and Blue Water plants are not profitable to operate unless market pricing is favorable.
The Partnership is also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of oil, condensate, natural gas and NGLs connected to or near its assets and on its margins for transportation between certain market centers. Low prices for these products will reduce the demand for the Partnership's services and volumes on its systems.
In the past, the prices of oil, natural gas, condensate and NGLs have been extremely volatile, and the Partnership expects this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2013 ranged from a high of $110.53 per Bbl in September 2013 to a low of $86.68 per Bbl in April 2013. Weighted average NGL prices in 2013 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a high of $1.09 per gallon in September 2013 to a low of $0.84 per gallon in June 2013. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2013 ranged from a high of $4.52 per MMBtu in December 2013 to a low of $3.08 per MMBtu in January 2013.
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
The Partnership expects to encounter significant competition in any new geographic areas into which the Partnership seeks to expand, and its ability to enter such markets may be limited.
If the Partnership expands its operations into new geographic areas, the Partnership expects to encounter significant competition for natural gas, condensate, NGLs and crude oil supplies and markets. Competitors in these new markets will include companies larger than the Partnership, which have both lower cost of capital and greater geographic coverage, as well as smaller companies, which have lower total cost structures. As a result, it may not be able to successfully develop acquired assets and markets located in new geographic areas and the Partnership's results of operations could be adversely affected.
The terms of the Partnership's credit facility and indentures may restrict its current and future operations, particularly its ability to respond to changes in business or to take certain actions.
The Partnership's credit agreement governing its existing credit facility and the indentures governing its senior notes contain, and the Partnership's new credit facility and any future indebtedness the Partnership incurs will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on its ability to engage in acts that may be in its best long-term interest. The Partnership's existing debt agreements include covenants that, among other things, restrict the Partnership's ability to:

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
In addition, the Partnership's credit facility requires it to satisfy and maintain specified financial ratios and other financial condition tests. Its ability to meet those financial ratios and tests can be affected by events beyond its control, and we cannot assure you that it will meet those ratios and tests.
A breach of any of these covenants could result in an event of default under the Partnership's credit facility and indentures. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If the Partnership is unable to repay the accelerated debt under its existing credit facility, the lenders under its existing credit facility could proceed against the collateral granted to them to secure that indebtedness. The Partnership has pledged substantially all of its assets as collateral under its existing credit facility. If indebtedness under its credit facility or indentures is accelerated, there can be no assurance that the Partnership will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect the Partnership's ability to finance future operations or capital needs or to engage in other business activities.
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
The Partnership offers pipeline, truck, rail and barge services. Significant delays, inclement weather or increased costs affecting these transportation methods could materially affect the Partnership's operations and earnings.
The Partnership offers pipeline, truck, rail and barge services. The costs of conducting these services could be negatively affected by factors outside of the Partnership's control, including rail service interruptions, new laws and regulations, rate increases, tariffs, rising fuel costs or capacity constraints. Inclement weather, including hurricanes, tornadoes, snow, ice and other weather events, can negatively impact the Partnership's distribution network. In addition, rail, truck or barge accidents involving the transportation of hazardous materials could result in significant claims arising from personal injury, property damage and environmental penalties and remediation.
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
The renewal or replacement of existing contracts with the Partnership's customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond its control, including competition from other midstream service providers, and the price of, and demand for, crude oil, condensate, NGLs and natural gas in the markets the Partnership serves. The inability of the Partnership's management to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on its profitability.
In particular, the Partnership's ability to renew or replace its existing contracts with industrial end-users and utilities impacts its profitability. For the year ended December 31, 2013, approximately 51% of its sales of gas that was transported using its physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities may be reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with the Partnership in the marketing of natural gas, the Partnership often competes in the end-user and utilities markets primarily on the basis of price.
The Partnership depends on certain key customers, and the loss of any of its key customers could adversely affect its financial results.
The Partnership derives a significant portion of its revenues from contracts with key customers. To the extent that these and other customers may reduce volumes of natural gas purchased or transported under existing contracts, the Partnership would be adversely affected unless it was able to make comparably profitable arrangements with other customers. In addition, certain agreements with key customers provide for minimum volumes of natural gas, NGLs or natural gas services that require the customer to transport, process or purchase until the expiration of the term of the applicable agreement, subject to certain force majeure provisions. Customers may default on their obligations to transport, process or purchase the minimum volumes of natural gas, NGLs or natural gas services required under the applicable agreements.
The Partnership is exposed to the credit risk of its customers and counterparties, and a general increase in the nonpayment and nonperformance by its customers could have an adverse effect on its financial condition and results of operations.
Risks of nonpayment and nonperformance by the Partnership's customers are a major concern in its business. The Partnership is subject to risks of loss resulting from nonpayment or nonperformance by its customers and other counterparties, such as its lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by its customers or other counterparties could adversely affect its results of operations and reduce its ability to make distributions to its unitholders.
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
The Partnership cannot predict whether any additional legislation or regulations will be enacted and, if so, what the provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process constraints for the Partnership's suppliers and customers that could reduce the volumes of natural gas that move through its gathering systems which could materially adversely affect its revenue and results of operations.
Transportation on certain of the Partnership's natural gas pipelines is subject to federal and state rate and service regulation, which could limit the revenues the Partnership collects from its customers and adversely affect the cash available for distribution to the Partnership's unitholders. The imposition of regulation on the Partnership's currently unregulated natural gas pipelines also could increase its operating costs and adversely affect the cash available for distribution to its unitholders.
The rates, terms and conditions of service under which the Partnership transports natural gas in the Partnership's pipeline systems in interstate commerce are subject to FERC regulation under Section 311 of the Natural Gas Policy Act and the rules and regulations promulgated under that statute. Under these regulations, the Partnership is required to justify its rates for interstate transportation service on a cost-of-service basis every five years. The Partnership's intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that the Partnership's rates for Section 311 transportation service or intrastate transportation service should be lowered, the Partnership's business could be adversely affected.
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
Other state and local regulations also affect the Partnership's business. The Partnership is subject to some ratable take and common purchaser statutes in the states where the Partnership operates. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting the Partnership's right as an owner of gathering facilities to decide with whom the Partnership contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which the Partnership operates have adopted complaint-based or other limited economic regulation of natural gas gathering activities. States in which the Partnership operates that have adopted some form of complaint-based regulation, like Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination.
Transportation on the Partnership's liquids pipelines is subject to federal rate and service regulation, which could limit the revenues the Partnership collects from its customers and adversely affect the cash available for distribution to the Partnership's unitholders.
The Partnership's liquids transportation pipelines in the Ohio River Valley and the Cajun-Sibon NGL pipeline, which went into service in November 2013, are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates and terms and conditions of service for interstate service on liquids pipelines be just, reasonable and not unduly discriminatory or preferential. The ICA also requires that such rates and terms and conditions be set forth in tariffs filed with FERC. The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit the Partnership's ability to set rates based on the Partnership's costs or could order the Partnership to reduce the its rates and could require the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. FERC also has the authority to change the Partnership's terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential.
As the Partnership acquires, constructs and operates new liquids assets and expand its liquids transportation business segment, the classification and regulation of the Partnership's liquids transportation services are subject to ongoing assessment and change based on the services the Partnership provides and determinations by FERC and the courts. Such changes may subject additional services the Partnership provides to regulation by FERC, which could increase the Partnership's operating costs, decrease the Partnership's rates and adversely affect the Partnership's business.
The Partnership may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
The states in which the Partnership conducts operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968. These standards only apply to certain natural gas gathering lines based on the gathering line's operating pressure and proximity to people. Because of their pressure and location, substantial portions of the Partnership's gathering facilities are not regulated under that statute. The gathering line exemptions, however, may be revised in the future and place more of the Partnership's gathering facilities under jurisdiction of the DOT. Nonetheless, the Partnership's natural gas transmission pipelines are subject to regulation by the DOT. In response to pipeline accidents in other parts of the country, Congress and the DOT, through PHMSA, have passed or are considering heightened pipeline safety requirements that may be applicable to gathering lines. As a result, the Partnership's pipeline facilities are subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
At the state level, several states have passed legislation or promulgated rulemaking addressing pipeline safety. Compliance with pipeline integrity and other pipeline safety regulations issued by DOT or those issued by the Texas Railroad Commission, or TRRC, could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. The Partnership's costs relating to compliance with the required testing under the TRRC regulations were approximately at $1.6 million, $1.4 million, and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Partnership expects the costs for compliance with TRRC and DOT regulations to be approximately $2.1 million during 2014. If the Partnership's pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then the Partnership may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced maximum allowable operating pressure, the cost of which cannot be estimated at this time.
In addition, the Partnership's liquids transportation pipelines are subject to regulation by the DOT, through PHMSA, pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended by the Pipeline Safety Improvement Act of 2002, and reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. PHMSA has adopted regulations requiring hazardous liquid pipeline operators to develop and implement integrity management programs for pipeline segments that, in the event of a leak or rupture, could affect “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area.
Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or state requirements will not have a material adverse effect on the Partnership's results of operations or financial positions. As the Partnership's operations continue to expand into and around urban or more populated areas, such as the Barnett Shale, the Partnership may incur additional expenses to mitigate noise, odor and light that may be emitted in the Partnership's operations and expenses related to the appearance of the Partnership's facilities. Municipal and other local or state regulations are imposing various obligations including, among other things, regulating the location of the Partnership's facilities, imposing limitations on the noise levels of the Partnership's facilities and requiring certain other improvements that increase the cost of the Partnership's facilities. The Partnership is also subject to claims by neighboring landowners for nuisance related to the construction and operation of its facilities, which could subject the Partnership to damages for declines in neighboring property values due to its construction and operation of facilities.

Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons or wastes into the environment may cause the Partnership to incur significant costs and liabilities.
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
There is inherent risk of the incurrence of significant environmental costs and liabilities in the Partnership's business due to its handling of natural gas, crude oil and other petroleum substances, its brine disposal operations, air emissions related to its operations, historical industry operations, waste disposal practices and the prior use of natural gas flow meters containing mercury. For example, the Partnership operates brine disposal wells in Ohio and West Virginia and may gather brine from surrounding states. These wells are regulated under the federal Safe Drinking Water Act (SDWA) as Class II wells and under state laws. State laws and regulations that govern these operations can be more stringent than the federal SDWA, such as the Ohio Department of Natural Resources rules which took effect October 1, 2012. These rules imposed new, more stringent environmentally responsible standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state of the art technology. They apply to new disposal wells and, as applicable, to existing wells. The Ohio Department of Natural Resources also imposes requirements on the transportation and disposal of brine. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase its compliance costs and the cost of any remediation that may become necessary. The Partnership may incur material environmental costs and liabilities. Furthermore, its insurance may not provide sufficient coverage in the event an environmental claim is made against it.
In addition, state and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors.  When caused by human activity, such events are called induced seismicity.  Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.  To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs and restrictions on the Partnership's brine disposal operations.
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
In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, the Partnership's equipment and operations could require the Partnership to incur additional costs to reduce emissions of GHGs associated with its operations, could adversely affect its performance of operations in the absence of any permits that may be required to regulate emission of GHGs or could adversely affect demand for the natural gas the Partnership gathers, processes or otherwise handles in connection with its services.
The Partnership's business involves many hazards and operational risks, some of which may not be fully covered by insurance.
The Partnership's operations are subject to the many hazards inherent in the gathering, compressing, processing transporting, disposal and storage of natural gas, NGLs, condensate, crude oil and brine, including:

•	damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction and farm equipment;

•	leaks of natural gas, NGLs, crude oil, brine and other hydrocarbons;

•	induced seismicity;

•	rail accidents, barge accidents and truck accidents; and

•	fires and explosions.
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
Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodities Futures Trading Commission ("CFTC") to regulate certain markets for derivative products, including over-the-counter ("OTC") derivatives. The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives markets to clear through clearinghouses. The legislation and new regulations may also require counterparties to its derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce its ability to monetize or restructure its existing derivative contracts, and increase its exposure to less creditworthy counterparties. If the Partnership reduces its use of derivatives as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. The Partnership's revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on the Partnership, the Partnership's financial condition and its results of operations.
The Partnership's use of derivative financial instruments does not eliminate its exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce its income.
The Partnership's operations expose it to fluctuations in commodity prices, and its credit facility exposes the Partnership to fluctuations in interest rates. The Partnership uses over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce the Partnership's exposure to short-term volatility in commodity prices. As of December 31, 2013, the Partnership has hedged only portions of its expected exposures to commodity price risk. In addition, to the extent the Partnership hedges its commodity price risk using swap instruments, the Partnership will forego the benefits of favorable changes in commodity prices. Although the Partnership does not currently have any financial instruments to eliminate its exposure to interest rate fluctuations, the Partnership may use financial instruments in the future to offset its exposure to interest rate fluctuations.
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

At times, the Partnership's gas-utility and common carrier subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain. As a result, the Partnership (or its subsidiaries) is party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership's gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value, if any, of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
From time to time, owners of property located near the Partnership's processing facilities or compression facilities file lawsuits against the Partnership or its subsidiaries. These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution. The Partnership has accrued a $2.0 million liability related to this matter. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market under the symbol "XTXI". Our common stock began trading on January 12, 2004. On February 19, 2014, the closing market price for our common stock was $40.56 per share and there were approximately 12,833 record holders and beneficial owners (held in street name) of the shares of our common stock. For equity compensation plan information, see discussion under "Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."
The following table shows (i) the high and low closing sales prices per share, as reported by The NASDAQ Global Select Market, and (ii) the amount of our quarterly dividends for the periods indicated.

	Common Stock Price Range		Cash Dividend
			Declared per Share
	High	Low
2013
Quarter Ended December 31	$36.60	$19.94	$0.15
Quarter Ended September 30	21.53	18.71	0.13
Quarter Ended June 30	20.94	17.46	0.12
Quarter Ended March 31	19.26	15.00	0.12
2012
Quarter Ended December 31	$14.47	$11.59	$0.12
Quarter Ended September 30	14.66	11.90	0.12
Quarter Ended June 30	15.43	13.10	0.12
Quarter Ended March 31	14.65	12.56	0.12
____________________________________________________________________________
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
The determination of the amount of cash dividends, including the quarterly dividend referred to above, if any, to be declared and paid will depend upon our financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects and any other matters that our board of directors deems relevant. We intend to pay dividends to stockholders, dependent on receiving a cash distribution from the Partnership. During 2013, the Partnership paid quarterly distributions to its common unitholders in May, August and November of $0.33, $0.33 and $0.34 related to the first, second and third quarters of 2013, respectively. The Partnership paid a quarterly distribution of $0.36 in February 2014 related to the fourth quarter of 2013. Our share of the distributions with respect to our limited and general partner interests in the Partnership totaled $28.9 million for the year ended December 31, 2013, $0.4 million of which was paid-in-kind through the issuance of additional limited partner common units to the general partner in lieu of cash.
Performance Graph
The following graph sets forth the cumulative total stockholder return for our common stock, the Standard & Poor's 500 Stock Index and a peer group of publicly traded partners of publicly traded limited partnerships in the Midstream natural gas, natural gas liquids, propane, and pipeline industries from January 1, 2009 through December 31, 2013. The chart assumes that $100 was invested on January 1, 2009, with dividends reinvested. The peer group includes Atlas Energy, L.P., Energy Transfer Equity, L.P., Nustar GP Holdings, LLC, Targa Resources, Inc. and Western Gas Equity Partners, L.P. (Targa Resources, Inc.'s and Western Gas Equity Partners, L.P.'s initial public offerings were in January 2010 and December 2012, respectively, and it has been assumed that both performed in accordance with the peer group average prior to such date).

$1,300.00
$1,200.00
$1,100.00
$1,000.00
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
1/2/2009
1/2/2010
1/2/2011
1/2/2012
1/2/2013
1/2/2014
XTXI
S&P
Peer Group

Item 6.    Selected Financial Data
The following table sets forth selected historical financial and operating data of Crosstex Energy, Inc. as of and for the dates and periods indicated. Financial and operating data related to the July 2012 acquisition of the Partnership's ORV assets is included for the years ended December 31, 2013 and 2012. The selected historical financial data are derived from the audited consolidated financial statements of Crosstex Energy, L.P. and should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Crosstex Energy, Inc.
	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Midstream	$1,944,312	$1,791,288	$2,013,942	$1,792,676	$1,583,551
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	1,546,987	1,397,530	1,638,777	1,454,376	1,272,329
Operating expenses	150,858	130,882	111,778	105,060	110,394
General and administrative	79,993	65,083	55,516	51,172	62,491
(Gain) loss on sale of property	(1,055)	(342)	264	(13,881)	(666)
(Gain) loss on derivatives	2,304	1,006	7,776	9,100	(2,994)
Impairments	72,576	—	—	1,311	2,894
Depreciation and amortization	140,285	162,300	125,358	111,625	119,162
Total operating costs and expenses	1,991,948	1,756,459	1,939,469	1,718,763	1,563,610
Operating income (loss)	(47,636)	34,829	74,473	73,913	19,941
Other income (expense):
Interest expense, net	(76,859)	(86,515)	(79,227)	(87,028)	(95,078)
Loss on extinguishment of debt	—	—	—	(14,713)	(4,669)
Equity in income of limited liability company	46	3,250	—	—	—
Other income	1,600	5,054	707	294	1,449
Total other expense	(75,213)	(78,211)	(78,520)	(101,447)	(98,298)
Loss from continuing operations before non-controlling interest and income taxes	(122,849)	(43,382)	(4,047)	(27,534)	(78,357)
Income tax provision	10,214	6,642	2,768	6,021	6,020
Loss from continuing operations, net of tax	(112,635)	(36,740)	(1,279)	(21,513)	(72,337)
Loss from discontinued operations, net of tax	—	—	—	—	(1,519)
Gain from sale of discontinued operations, net of tax	—	—	—	—	159,961
Discontinued operations	—	—	—	—	158,442
Net income (loss)	(112,635)	(36,740)	(1,279)	(21,513)	86,105
Less: Interest of non-controlling partners in the Partnership's net income (loss):
Interest of non-controlling partners in the Partnership's continuing operations	(82,999)	(24,259)	4,728	(9,862)	(48,069)
Interest of non-controlling partners in the Partnership's discontinued operations	—	—	—	—	(1,137)
Interest of non-controlling partners in the Partnership's gain on sale of discontinued operations	—	—	—	—	119,669
Total interest of non-controlling partner in the partnership's net income (loss)	(82,999)	(24,259)	4,728	(9,862)	70,463
Net income (loss) attributable to Crosstex Energy, Inc.	$(29,636)	$(12,481)	$(6,007)	$(11,651)	$15,642

	Crosstex Energy, Inc.
	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net loss from continuing operations per common share:
Basic	$(0.60)	$(0.26)	$(0.12)	$(0.24)	$(0.52)
Diluted	$(0.60)	$(0.26)	$(0.12)	$(0.24)	$(0.52)
Dividends per share—common(1)	$0.49	$0.47	$0.37	$0.07	$0.09
Balance Sheet Data (end of period):
Working capital deficit	$(23,823)	$(15,926)	$(16,802)	$(12,781)	$(41,791)
Property and equipment, net	1,937,783	1,472,161	1,242,890	1,216,166	1,280,233
Total assets	2,848,827	2,426,475	1,962,616	1,991,103	2,080,233
Long-term and current maturities of debt	1,200,472	1,036,305	798,409	718,570	873,702
Capital lease obligations (including current maturities)	22,036	25,257	28,367	31,327	23,799
Interest of non-controlling partners in the Partnership	1,016,526	792,574	666,827	717,063	587,624
Stockholders' equity	1,153,516	950,240	829,247	901,478	815,910
Cash Flow Data:
Net cash flow provided by (used in)(2):
Operating activities	$87,839	$100,456	$141,293	$84,790	$78,850
Investing activities	(557,786)	(490,283)	(132,094)	14,638	379,874
Financing activities	468,792	362,460	(1,636)	(87,351)	(461,980)
Non-GAAP Financial Measures:
Gross operating margin(3)	$397,325	$393,758	$375,165	$338,300	$311,222
Partnership's adjusted EBITDA(4)(5)	$214,876	$214,089	$214,028	$186,880	$158,682
Operating Data:
Pipeline throughput (MMBtu/d)	1,515,000	1,943,000	2,037,000	1,971,000	2,040,000
Natural gas processed (MMBtu/d)	1,036,000	1,350,000	1,325,000	1,366,000	1,235,000
NGL Fractionation (Gals/d) (6)	1,473,000	1,359,000	1,109,000	922,000	686,000
Crude oil handling (Bbls/d)(7)	12,000	11,800	—	—	—
Brine disposal handling (Bbls/d)(7)	7,000	7,800	—	—	—
_______________________________________________________________________________

(1)	Dividend paid during the periods presented.

(2)	Cash flow data includes cash flows from discontinued operations.

(3)	Gross operating margin is defined as revenue less related cost of purchased gas, NGLs and crude oil.

(4)
Partnership's adjusted EBITDA is defined as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, distribution from limited liability company, non-controlling interest; certain severance and exit expenses; and accrued expense of legal judgment under appeal; less (income) loss from discontinued operations, gain (loss) on sale of property and equity in income of limited liability company.

(5)	Partnership's adjusted EBITDA for the year ended December 31, 2009 is from continuing operations.

(6)	Includes Cajun Sibon NGL volumes which are transported to Partnership's southern Louisiana assets for fractionation.

(7)
Crude oil handling and brine disposal volumes for the year ended December 31, 2012 include a daily average for July 2012 through December 2012, the six-month period these assets were operated by the Partnership.

Non-GAAP Financial Measures
We include the following non-GAAP financial measures in this report: adjusted EBITDA and gross operating margin.
We define adjusted EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, distribution from limited liability company, non-controlling interest; certain severance and exit expenses; and accrued expense of legal judgment under appeal; less (income) loss from discontinued operations, gain(loss) on sale of property and equity in income of limited liability company. The Partnership's adjusted EBITDA is used as a supplemental performance measure by its management and by external users of its financial statements such as investors, commercial banks, research analysts and others to assess:

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
Adjusted EBITDA is one of the critical inputs into the financial covenants within the Partnership's credit facility. The rates the Partnership pays for borrowings under its existing credit facility are determined by the ratio of its debt to the Partnership's adjusted EBITDA.
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

The following table provides a reconciliation of the Company's net income(loss) to the Partnership's adjusted EBITDA:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss) attributable to Crosstex Energy, Inc.	$(29,636)	$(12,481)	$(6,007)	$(11,651)	$15,642
Interest expense	76,859	86,515	79,227	87,028	95,078
Depreciation and amortization	140,285	162,300	125,358	111,625	119,162
Impairment	72,576	—	—	1,311	2,894
Equity in income of limited liability company	(46)	(3,250)	—	—	—
Distribution from limited liability company	17,468	—	—	—	—
Loss on extinguishment of debt	—	—	—	14,713	4,669
(Gain) loss on sale of property	(1,055)	(342)	264	(13,881)	(666)
Stock-based compensation	14,383	9,484	7,556	9,569	8,854
Loss from discontinued operations, net of tax	—	—	—	—	1,519
Gain on sale of discontinued operations, net of tax	—	—	—	—	(159,961)
Non-controlling interest	(82,999)	(24,259)	4,728	(9,862)	70,463
Taxes	(10,214)	(6,642)	(2,768)	(6,021)	(6,020)
Other(a)	6,095	(734)	3,204	1,583	4,577
Company's Adjusted EBITDA	$203,716	$210,591	$211,562	$184,414	$156,211
Direct operating activity related to the Company (b)	11,160	3,498	2,466	2,466	2,471
Partnership's Adjusted EBITDA(c)	$214,876	$214,089	$214,028	$186,880	$158,682
_______________________________________________________________________________

(a)
Includes the Partnership's financial derivatives marked-to-market; the Partnership's transaction costs associated with successful transactions; the Partnership's certain severance and exit expenses and accrued expense of a legal judgment under appeal (as allowed for adjustment under the Partnership's credit facility), the Partnership's income taxes and other income are not included in the Partnership's adjusted EBITDA.

(b)
Includes the Company's direct general and administrative expenses, including transaction costs associated with the Mergers, together with revenues and expenses attributable to the Company's investment in E2.

(c)	The Partnership's Adjusted EBITDA for the year ended December 31, 2009 is from continuing operations.
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

The following table provides a reconciliation of gross operating margin to operating income (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total gross operating margin	$397,325	$393,758	$375,165	$338,300	$311,222
Add (deduct):
Operating expenses	(150,858)	(130,882)	(111,778)	(105,060)	(110,394)
General and administrative expenses	(79,993)	(65,083)	(55,516)	(51,172)	(62,491)
Gain (loss) on sale of property	1,055	342	(264)	13,881	666
Gain (loss) on derivatives	(2,304)	(1,006)	(7,776)	(9,100)	2,994
Depreciation, amortization and impairments	(212,861)	(162,300)	(125,358)	(112,936)	(122,056)
Operating income (loss)	$(47,636)	$34,829	$74,473	$73,913	$19,941

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
Overview
Crosstex Energy, Inc. is a Delaware corporation formed on April 28, 2000. Our assets consist of partnership interests in Crosstex Energy, L.P. and a majority interest in E2 Energy Services, LLC and E2 Appalachian Compression, LLC ("E2"), services companies focused on the Utica Shale play in the Ohio River Valley. Crosstex Energy, L.P. is a publicly traded limited partnership engaged in providing midstream energy services, including gathering, transmission, processing, fractionation and marketing to producers of natural gas, natural gas liquids ("NGLs"), condensate and crude oil. The Partnership also provides crude oil, condensate and brine services to producers. The Partnership's midstream energy asset network includes approximately 3,600 miles of pipelines, nine natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. E2 will build, own and operate natural gas compression and condensate stabilization facilities. The Partnership manages and reports its activities primarily according to geography. The Partnership has five reportable segments: (1) South Louisiana processing and NGL, or PNGL, which includes its processing and NGL assets in South Louisiana; (2) Louisiana, or LIG, which includes its pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes its activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes its activities in the Utica and Marcellus Shales and our investment in E2; and (5) Corporate Segment, or Corporate, which includes its equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and its general partnership property and expenses. Our partnership interests in Crosstex Energy, L.P. consist of (i) 16,414,830 common units, representing approximately 15.0% of the limited partner interests in Crosstex Energy, L.P. as of December 31, 2013, (ii) 100% ownership interest in Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P., which owns a 1.5% general partner interest as of December 31, 2013 and all of the incentive distribution rights in Crosstex Energy, L.P. and own a 93.7% interest in E2 Energy Services, LLC and a 92.5% interest in E2 Appalachian Compression, LLC, with the remainder interests owned by E2 management.
Our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. The Partnership is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, less reserves established by its general partner in its sole discretion to provide for the proper conduct of the Partnership's business or to provide for future distributions. In 2014, we expect to begin to receive cash distributions related to our E2 investment.
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
During 2013, the Partnership paid quarterly distributions to it common unitholders in May, August and November of $0.33, $0.33 and $0.34 related to the first, second and third quarters of 2013, respectively. The Partnership paid a quarterly distribution of $0.36 in February 2014 related to the fourth quarter of 2013. Our share of the distributions with respect to our limited and general partner interests in the Partnership totaled $28.9 million for the year end December 31, 2013, $0.4 million of which was paid-in-kind through the issuance of additional limited partner common units to the general partner in lieu of cash.
Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership's financial results and the results of our other subsidiaries. The interest owned by non-controlling partners' share of income is reflected separately in our results of operations. Other than our investment in E2, we have no separate operating activities apart from those conducted by the Partnership, and our cash flows consist almost exclusively of distributions from the Partnership on the partnership interests we own. Our consolidated results of operations are derived from the results of operations of the Partnership and also include our deferred taxes, interest of non-controlling partners in the Partnership's net income, interest income (expense) and general and administrative expenses not reflected in the Partnership's results of operation. Accordingly, the discussion of our financial position and results of operations in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" primarily reflects the operating activities and results of operations of the Partnership.
The Partnership manages its operations by focusing on gross operating margin because its business is generally to purchase and resell natural gas, NGLs, condensate and crude oil for a margin or to gather, process, transport or market natural gas, NGLs, crude oil and condensate for a fee. In addition, the Partnership earns a volume based fee for brine disposal services. The Partnership defines gross operating margin as operating revenue minus cost of purchased gas, NGLs, condensate and crude oil. Gross operating margin is a non-generally accepted accounting principle, or non-GAAP, financial measure and is explained in greater detail under "Non-GAAP Financial Measures" under "Item 6. Selected Financial Data."
The Partnership's gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities, the volumes of NGLs handled at its fractionation facilities, the volumes of crude oil and condensate handled at its crude and condensate terminals, the volumes of crude oil and condensate gathered, transported, purchased and sold and the volume of brine disposed. The Partnership generates revenues from seven primary sources:

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
The Partnership has recorded a loss of approximately $18.7 million during the year ended December 31, 2013 on the Delivery Contract. The Partnership currently expects that it will record a loss of approximately $20.0 million to $24.0 million during the year ending December 31, 2014. This estimate is based on forward prices, basis spreads and other market assumptions as of December 31, 2013. These assumptions are subject to change if market conditions change during 2014 and actual results under the Delivery Contract in 2014 could be substantially different from the Partnership's current estimates, which may result in a greater loss than currently estimated.

The Partnership generally gathers or transports crude oil and condensate owned by others by rail, truck, pipeline and barge facilities for a fee, or it buys crude oil and condensate from a producer at a fixed discount to a market index, then transports and resells the crude oil and condensate at the market index. The Partnership executes all purchases and sales substantially concurrently, thereby establishing the basis for the margin it will receive for each crude oil transaction. Additionally, it provides crude oil, condensate and brine services on a volume basis.
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
Business Strategy
The Partnership's business strategy consists of two overarching objectives, which are to maximize earnings and growth of its existing businesses and enhance the scale and diversification of its assets.
As part of enhancing its scale and diversification, the Partnership has concentrated on expanding its NGL business, growing a crude oil and condensate business and developing its gas processing and transportation business in rich gas areas. The Partnership believes increasing its scale and diversification will strengthen the Partnership as a company because the Partnership believes it will lead to less reliance on any single geographic area, provide the Partnership a better balance between business driven by crude oil and natural gas, offer it greater opportunities from a broader asset base and provide it with more sustainable fee-based cash flows.
The Partnership's strategies include the following:

•
Maximize earnings and growth of its existing businesses.  The Partnership intends to leverage its franchise position, infrastructure and customer relationships in the Partnership's existing areas of operation by expanding its existing systems to meet new or increased demand for its gathering, transmission, processing and marketing services.

•
Enhance the scale and diversification of its assets.  The Partnership looks to grow and diversify by acquiring and/or building assets in new areas that will serve as a platform for future growth with a focus on emerging shale plays and other areas with NGL, crude oil and condensate exposure.

Devon Energy Transaction
On October 21, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”), Devon Gas Services, L.P., a wholly-owned subsidiary of Devon, Acacia Natural Gas Corp I, Inc., a wholly-owned subsidiary of Devon (“New Acacia”), EnLink Midstream, LLC (formerly known as New Public Rangers, L.L.C.), a holding company newly formed by Devon (“EnLink Midstream”), Rangers Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Rangers Merger Sub”), and Boomer Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Boomer Merger Sub”), pursuant to which Rangers Merger Sub will merge with and into the Company, and Boomer Merger Sub will merge with and into New Acacia (collectively, the “Mergers”), with the Company and New Acacia surviving as wholly-owned subsidiaries of EnLink Midstream. New Acacia owns a 50% limited partner interest in EnLink Midstream Holdings, L.P. (formerly known as Devon Midstream Holdings, L.P.), a wholly-owned subsidiary of Devon referred to herein as “Midstream Holdings”, which, together with its subsidiaries, owns Devon’s midstream assets in the Barnett Shale in North Texas, the Cana and Arkoma Woodford Shales in Oklahoma and Devon’s interest in Gulf Coast Fractionators in Mont Belvieu, Texas. In exchange for the 50% interest in EnLink Midstream Holdings, LP, Devon will receive 115,495,669 EnLink Midstream units with a value of approximately $2.4 billion based on the weighted average closing prices of our shares for the 20 trading days prior to the announcement of the transaction, representing an approximate 70% interest in EnLink Midstream. These assets consist of natural gas gathering and transportation systems, natural gas processing facilities and NGL fractionation facilities located in

Texas and Oklahoma. Midstream Holdings' primary assets consist of three processing facilities with 1.3 Bcf/d of natural gas processing capacity, approximately 3,685 miles of pipelines with aggregate capacity of 2.9 Bcf/d and fractionation facilities with up to 160 MBbls/d of aggregate NGL fractionation capacity. Devon will own the managing member of EnLink Midstream, and, through its ownership of us, EnLink Midstream will indirectly own 100% of the Partnership’s general partner.
In connection with the Merger Agreement, the Partnership and its wholly-owned subsidiary, Crosstex Energy Services, L.P. (“Crosstex Energy Services”) entered into a Contribution Agreement (the “Contribution Agreement”) with Devon and certain of its wholly-owned subsidiaries pursuant to which two of Devon’s subsidiaries would contribute to Crosstex Energy Services the remaining 50% of the outstanding equity interests in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC (formerly known as Devon Midstream Holdings GP, L.L.C.), the general partner of Midstream Holdings (“Midstream Holdings GP” and, together with Midstream Holdings and their subsidiaries, the “Midstream Group Entities” in exchange for the issuance by the Partnership of 120,542,441 units representing a new class of limited partnership interests in the Partnership (collectively, the “Contribution”) with a value of approximately $2.4 billion based on the volume weighted average closing prices of the Partnership's common units for the 20 trading days prior to the announcement of the transaction. Upon completion of the Contribution, Devon and its affiliates will own approximately 53% of the limited partner interests in the Partnership, with approximately 39% of the outstanding limited partner interests held by the Partnership's public unitholders and approximately 7% of the outstanding limited partner interests (and the approximate 1% general partner interest) held indirectly by EnLink Midstream.

The consummation of the transactions contemplated by the Merger Agreement, including the Mergers, is subject to the satisfaction of a number of conditions, including, but not limited to, (i) the adoption and approval of the Merger Agreement at a special meeting of our stockholders by at least 67% of the shares of our common stock issued and outstanding and entitled to vote on the adoption of the Merger Agreement, voting together as a single class and (ii) the concurrent closing of the Contribution. The special meeting is scheduled to take place on March 7, 2014.
The Merger Agreement provides certain termination rights for both us and Devon, including our right to terminate the Merger Agreement to enter into an agreement with respect to a superior proposal (as defined in the Merger Agreement). The Merger Agreement will automatically terminate upon any termination of the Contribution Agreement.

Recent Developments
Cajun-Sibon Phases I and II. In Louisiana, the Partnership is transforming its business that historically has been focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

The Partnership began this transformation by restarting its Eunice fractionator during 2011 at a rate of 15,000 Bbls/d of NGLs. The Partnership expanded the Eunice fractionator to a rate of 55,000 Bbls/d with Cajun-Sibon Phase I ("Phase I"). Phase I of the Partnership's pipeline extension project was completed in November 2013 and connects Mont Belvieu supply lines in east Texas to Eunice, providing a direct link to its fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion, which also was completed in early November 2013, has increased the Partnership's interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.
The Phase I expansion added 130-miles of 12-inch diameter pipeline to its existing 440-mile Cajun-Sibon NGL pipeline system, connecting Mont Belvieu to its Eunice fractionator. The pipeline currently has a capacity of 70,000 Bbls/d for raw make NGLs. The Phase I NGL pipeline extension originates from interconnects with major Mont Belvieu supply pipelines and provides connections for NGLs from the Permian Basin, Barnett Shale, Eagle Ford and other areas to its NGL fractionation facilities and key NGL markets in south Louisiana. Phase I is anchored by a five year ethane sales agreement with Williams Olefins, a subsidiary of the Williams Companies, and a five year natural gasoline sales agreement with a another company. The Partnership has entered into contracts of various lengths for all other purity products.
The Partnership has commenced construction of Cajun-Sibon Phase II, which will further enhance its Louisiana NGL business with significant additions to the Cajun-Sibon Phase I infrastructure including further fractionation expansion. Phase II will include the addition of four pumping stations, totaling 13,400 horsepower, that will facilitate increasing NGL supply capacity from Phase I's 70,000 Bbls/d to 120,000 Bbls/d; the construction of a new 100,000 Bbls/d fractionator at the

Plaquemine gas processing plant site; the conversion of its Riverside fractionator to a butane-and-heavier facility; and the construction of 57 miles of NGL pipeline that will originate at the Eunice fractionator and connect to the new Plaquemine fractionator, which will provide optionality to move purity products around the Louisiana-liquids market. The Partnership will also construct a 32-mile, 16-inch diameter extension of LIG's Bayou Jack lateral, which will provide gas services to customers in the Mississippi River corridor, replacing the conversion of supply lines that the Partnership currently uses for liquid service. The Partnership expects Phase II will be in service during the second half of 2014.
Phase I is anchored by 10-year sales agreements with Dow Hydrocarbons and Resources, or Dow, to deliver up to 40,000 Bbls/d of ethane and 25,000 Bbls/d of propane produced at its new Plaquemine fractionator into Dow's Louisiana pipeline system. The Partnership will also deliver 70,000 MMBtu/d of natural gas to Dow's Plaquemine facility.
The Partnership believes the Cajun-Sibon project not only represents a tremendous growth step by leveraging its Louisiana assets but that it also creates a significant platform for continued growth of its NGL business. The Partnership believes this project, along with its existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
Bearkat Natural Gas Gathering and Processing System. In the fourth quarter of 2013, the Partnership commenced construction of a new natural gas processing complex and rich gas gathering pipeline system in the Permian Basin. The initial construction included treating, processing and gas takeaway solutions for regional producers. The project, which will be fully owned by the Partnership, is supported by a 10-year, fee-based contract.
The new-build processing complex, called Bearkat, will be strategically located near the Partnership’s existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant will have an initial capacity of 60 MMcf/d, increasing the Partnership’s total operated processing capacity in the Permian to approximately 115 MMcf/d. The Partnership will also construct a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan Counties. The entire project is scheduled to be completed in the second half of 2014.
Permian Pipeline Extension Project. In February 2014, the Partnership entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the aforementioned Bearkat natural gas processing complex. The pipeline will have a capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. Right-of-way acquisition is underway, and the pipeline is expected to be operational in the second half of 2014.
Riverside Crude Facility Expansion. In June 2013, the Partnership completed the Phase II expansion of its Riverside facility located on the Mississippi River in southern Louisiana. The Riverside facility’s capacity to transload crude oil and condensate from railcars to our barge facility increased to approximately 15,000 Bbls/d of crude oil and condensate. Phase II additions to the Riverside facility include a 100,000 barrel above-ground crude oil and condensate storage tank, a rail spur with a 26-spot crude railcar unloading rack and a crude oil and condensate offloading facility with pumps and metering as well as a truck unloading bay. As part of the Phase II expansion, the Riverside facility was modified so that sour crude can be unloaded in addition to sweet crude.

Our E2 Investment. On March 5, 2013, we entered into an agreement to form E2, which will provide services for producers in the liquids-rich window of the Utica Shale play. We own approximately 93.7% of E2 Energy Services, LLC and 92.5% of E2 Appalachian Compression, LLC, with the remainder owned by E2 management. We have pre-determined rights to purchase the management ownership interests of E2 in the future.

As of December 31, 2013, we had invested approximately $60.7 million in E2, but we are committed to invest an aggregate of approximately $76.0 million in E2. Our investment commitment of approximately $76.0 million is funding the construction of three new natural gas compression and condensate stabilization facilities, which E2 will build, own and operate. These three gas gathering compressor stations and condensate stabilization assets will be located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. Commercial operations of one of the facilities, which we refer to as Upper Hill, commenced during January 2014. The remaining two facilities are expected to be operational during the first half of 2014.
In March 2013, XTXI Capital, LLC, our wholly-owned subsidiary (“Subsidiary Borrower”), entered into a $75.0 million senior secured credit facility (the “Subsidiary Credit Agreement”) in order to provide the financing for our investment in E2. We have guaranteed Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement. In May 2013, we, as parent and guarantor, and Subsidiary Borrower, as borrower, entered into an amendment to the Subsidiary Credit Agreement to increase the amount that Subsidiary Borrower is permitted to borrow thereunder from $75.0 million to up to $90.0 million.

Issuance of Common Units by the Partnership.   In January 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.5 million. Concurrently with the public offering in a privately negotiated transaction, the Partnership issued 2,700,000 common units representing limited partner interest in the Partnership at an offering price of $14.55 per unit for net proceeds of $39.3 million. In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. The net proceeds from the common unit offerings were used for capital expenditures for capital projects, including the Cajun-Sibon natural gas liquids pipeline expansion, to repay bank borrowings and for general partnership purposes.
In March 2013, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership could sell from time to time through BMOCM, as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

In May 2013, the Partnership entered into an Equity Distribution Agreement ("Replacement EDA") with BMOCM. This Replacement EDA replaced the previous EDA. Pursuant to the terms of the Replacement EDA, the Partnership could sell from time to time through BMOCM, as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

Through December 31, 2013, the Partnership sold an aggregate of 1,181,628 common units and 3,348,213 common units under the EDA and Replacement EDA, respectively, generating proceeds of approximately $20.9 million and $72.3 million (net of approximately $0.3 million and $0.9 million of commissions to BMOCM), respectively. The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness. The Partnership exhausted its capacity under the Replacement EDA on January 3, 2014.

Other Developments.  HEP is continuing to expand its midstream assets in the Eagle Ford Shale in south Texas.  The Partnership contributed an additional $30.6 million to HEP during the year ended December 31, 2013 to fund our 30.6% share of HEP’s expansion costs. In December 2013, Alinda Capital Partners acquired a 59% capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services.    The Partnership also received cash distributions totaling $17.5 million from HEP during the year ended December 31, 2013.
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
As of December 31, 2013, we have a net operating loss carry forward of $130.2 million for federal tax purposes. We believe it is more likely than not that we will generate sufficient taxable income from our future operations to utilize these net operating loss carry forwards before they expire. Once these net operating loss carry forwards are fully utilized, we will be subject to federal income tax on our taxable income at a maximum rate of 35% under current law.
Our use of this net operating loss carry forward will be limited if there is an "ownership change" in our common stock (generally, cumulative stock ownership changes in our common stock exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code).
As of the time of the Mergers, Crosstex will have substantial net operating loss (‘‘NOL’’) carryforwards. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ‘‘ownership change,’’ the amount of its pre-change NOL carryforwards that may be utilized to offset future taxable income in any given year is subject to an annual limitation. As a result of the Mergers, Devon and its affiliates will, through their ownership of EnLink Midstream units, indirectly own more than 50% of Crosstex. This will result in an effective ownership change of Crosstex and, thus, will cause the use of Crosstex’s pre-change NOL carryforwards to become subject to the Section 382 annual limitation.

The Section 382 annual limitation generally is equal to the product of (i) the fair market value of the stock of the corporation immediately before the ownership change (with certain adjustments) multiplied by (ii) the ‘‘long-term tax exempt rate’’ in effect for the month in which the ownership change occurs (3.50% for ownership changes occurring in November 2013). Additionally, for each of the first 5 years after undergoing an ownership change, a corporation may increase this annual limitation by any ‘‘recognized built-in gains’’ generated during each such year. In this regard, a corporation may elect to treat as ‘‘recognized built in gains’’ an amount equal to the amount of additional annual depreciation and amortization deductions the corporation would have had during each such year if, as of the ownership change date, all of such corporation’s stock had been purchased by another corporation and an election under Section 338 of the Internal Revenue Code had been made. Any portion of an annual limitation that is not used in a given year may be carried forward, thereby adding to the annual limitation for the subsequent taxable year.

Assuming that EnLink Midstream makes the election with respect to ‘‘recognized built-in gains’’ described in the preceding paragraph, it is not expected that the Section 382 annual limitation will materially impact EnLink Midstream’s ability to utilize Crosstex’s NOL carryforwards after the mergers.
Commodity Price Risk
The Partnership's business is subject to significant risks due to fluctuation in commodity prices. Its exposure to these risks is primarily in the gas processing component of its business. Processing margin and percent of liquids contracts are two types of contracts under which the Partnership processes gas and is exposed to commodity price risk. For the year ended December 31, 2013, approximately 9.0% of the Partnership's processed gas arrangements, based on gross operating margin, were processed under POL contracts. A portion of the volume of inlet gas at the Partnership's south Louisiana and north Texas processing plants is settled under POL agreements. Under these contracts the Partnership receives a fee in the form of a percentage of the liquids recovered and the producer bears all the costs of the natural gas volumes lost ("shrink"). Accordingly, the Partnership's revenues under these contracts are directly impacted by the market price of NGLs.
The Partnership also realizes processing gross operating margins under margin contracts and spot purchases. For the year ended December 31, 2013, approximately 5.6% of the Partnership's processed gas arrangements, based on gross operating margin, was processed under margin contracts and spot purchases. The Partnership has a number of margin contracts on the Plaquemine, Gibson, Eunice, Blue Water and Pelican processing plants. Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant and makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas shrink and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR.
The Partnership is also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas, NGLs, and condensate and crude oil connected to or near the assets and on its margins for transportation between certain market centers. Low prices for these products could reduce the demand for the Partnership's services and volumes on its systems.
In the past, the prices of crude oil, condensate, natural gas and NGLs have been extremely volatile, and the Partnership expects this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2013 ranged from a high of $110.53 per Bbl in September 2013 to a low of $86.68 per Bbl in April 2013. Weighted average NGL prices in 2013 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a high of $1.09 per gallon in September 2013 to a low of $0.84 per gallon in June 2013. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2013 ranged from a high of $4.52 per MMBtu in December 2013 to a low of $3.08 per MMBtu in January 2013.
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
Results of Operations
Set forth in the table below is certain financial and operating data for the periods indicated, which includes the Partnership's 2012 acquisition of the ORV assets from the date of acquisition and excludes financial and operating data deemed discontinued operations. The Partnership manages its operations by focusing on gross operating margin, which the Partnership defines as revenues minus cost of purchased gas, NGLs, condensate and crude oil as reflected in the table below.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
LIG Segment
Revenues	$580.3	$786.9	$939.3
Purchased gas and NGLs	(495.8)	(678.2)	(809.5)
Total gross operating margin	$84.5	$108.7	$129.8
NTX Segment
Revenues	$394.0	$365.5	$432.6
Purchased gas and NGLs	(229.7)	(180.1)	(262.7)
Total gross operating margin	$164.3	$185.4	$169.9
PNGL Segment
Revenues	$872.4	$998.2	$910.9
Purchased gas and NGLs	(778.0)	(924.2)	(835.4)
Total gross operating margin	$94.4	$74.0	$75.5
ORV Segment
Revenues	$281.8	$108.0	$—
Purchased crude oil and condensate	(227.7)	(82.3)	—
Total gross operating margin	$54.1	$25.7	$—
Corporate
Revenues	$(184.2)	$(467.3)	$(268.9)
Purchased gas, NGLs, condensate and crude oil	184.2	467.3	268.9
Total gross operating margin	$—	$—	$—
Total
Revenues	$1,944.3	$1,791.3	$2,013.9
Purchased gas, NGLs and crude oil	(1,547.0)	(1,397.5)	(1,638.7)
Total gross operating margin	$397.3	$393.8	$375.2
Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	473,000	783,000	912,000
Processing (MMBtu/d)	255,000	248,000	247,000
NTX
Gathering and Transportation (MMBtu/d)	1,042,000	1,160,000	1,125,000
Processing (MMBtu/d)	382,000	364,000	249,000
PNGL
Processing (MMBtu/d)	399,000	738,000	829,000
NGL Fractionation (Gals/d) (1)	1,473,000	1,359,000	1,109,000
ORV*
Crude Oil Handling (Bbls/d)(2)	12,000	11,800	—
Brine Disposal (Bbls/d)(2)	7,000	7,800	—
_______________________________________________________________________________

*	Crude oil handling from PNGL is included in ORV reported volumes

(1)	Includes Cajun Sibon pipeline volumes for 2013, which are transported to our southern Louisiana assets for fractionation.

(2)
Crude oil handling and brine disposal volume for ORV for the year ended December 31, 2012 include a daily average for July 2012 through December 31, 2012, the six-month period these assets were operated by the Partnership.

Year ended December 31, 2013 Compared to Year ended December 31, 2012
Gross Operating Margin.    Gross operating margin was $397.3 million for the year ended December 31, 2013 compared to $393.8 million for the year ended December 31, 2012, an increase of $3.5 million, or 0.9%. The following provides additional details regarding this change in gross operating margin:

•
The ORV segment gross operating margin increased $28.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, which only included operations for six months in 2012 from the date of acquisition. Gross operating margin increased $27.7 million related to our operation of the ORV assets during the first half on 2013 as compared to 2012. Gross operating margin for the second half of 2013 compared to 2012 remained relatively unchanged. Additionally, gross operating margins increased by $1.0 million related to the E2 operations.

•
The PNGL segment had a gross operating margin increase of $20.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The Partnership's NGL fractionation and marketing activities contributed $24.1 million of gross operating margin increase due to improved margins from seasonal pricing spreads and increased margins from truck and rail activity and increased NGL volumes from the November 2013 start-up of the Cajun-Sibon pipeline and the Eunice fractionator. The PNGL segment also includes the Partnership's crude oil terminal activity in south Louisiana, which contributed $3.6 million of the gross operating margin increase. These increases were offset by a combined gross operating margin decrease of $7.3 million from the Partnership's south Louisiana processing plants due to the less favorable processing environment which caused a significant decline in volumes processed through the plants as well as declines in margins earned on those volumes. The Pelican processing plant was the only PNGL plant in service throughout 2013 and is the only plant currently in service.

•
The NTX segment had a decrease in gross operating margin of $21.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Gross operating margin increased by $3.2 million from the Partnership's gas processing facilities primarily due to increased throughput on its Permian Basin system. This increase was offset by a decline in the Partnership's gross operating margin of $24.3 million from its gathering and transmission assets due to a decline in its throughput volumes together with reduced gathering rates under certain contracts, including a contract with a major producer in north Texas.

•
The LIG segment had a decrease in gross operating margin of $24.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Gross operating margin decreased by $5.6 million from the Partnership's Gibson and Plaquemine plants and decreased by $3.8 million from gas processed for its account by a third-party processor, in each case, due to a weaker processing environment during 2013 as compared to 2012. Gross operating margins decreased by $14.8 million on the gathering and transmission assets due to sales volumes lost related to the Bayou Corne sinkhole, loss of opportunity sales volumes due to lower processing margins and lower blending and treating volumes for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  Although the Partnership's north LIG system in the Haynesville Shale had volume declines, most of these volume declines were associated with gas transported under firm transportation agreements so the Partnership only realized a slight decrease in its transportation fee income on the Partnership's north LIG system.

Operating Expenses.    Operating expenses were $150.9 million for the year ended December 31, 2013 compared to $130.9 million for the year ended December 31, 2012, an increase of $20.0 million, or 15.3%. This increase in operating expenses is primarily driven by an increase of $20.0 million related to the direct operating costs of the ORV assets for twelve months during 2013 as compared to only six months during 2012. The primary contributors to the total increase are as follows:

•
the Partnership's labor and benefits expense increased by $11.1 million related to an increase in employee headcount following the acquisition of its ORV assets and project expansion in its PNGL segment;

•	the Partnership's rents, leases and vehicle expenses increased $4.3 million primarily related to the acquisition and subsequent operations of its ORV assets;

•	the Partnership's regulatory and tax expenses increased by $3.2 million due to increased ad valorem tax expenses on its ORV and NTX assets; and

•	we incurred operating expenses of $0.5 million related to our investment in E2.

General and Administrative Expenses.    General and administrative expenses were $80.0 million for the year ended December 31, 2013 compared to $65.1 million for the year ended December 31, 2012, an increase of $14.9 million, or 22.9%. The increase is primarily a result of the following:

•
the Partnership’s labor and benefits expense increased by $0.8 million primarily due to an increase in headcount primarily related to the acquisition of its ORV assets and activity related to project expansion in the PNGL segment, partially offset by a decrease in overall bonus expense;

•
the Partnership’s stock based compensation expense increased by $4.4 million due to an increase in related headcount, including $2.0 million attributable to certain bonuses paid in March 2013 in the form of stock and unit awards that immediately vested;

•	the Partnership’s rents, leases and vehicle expenses increased by $0.5 million primarily due to an increase in office rent;

•	the Partnership’s communication related costs increased by $0.5 million primarily due to network upgrades for its ORV assets; and

•
our fees and services expenses increased by $8.2 million, which is driven primarily by a $6.3 million increase associated with the proposed transaction with Devon and $2.9 million related to our investment in E2, offset by a decrease of $1.0 million in our legal fees.

Loss on Derivatives.    Loss on derivatives was $2.3 million for the year ended December 31, 2013 compared to a loss of $1.0 million for the year ended December 31, 2012. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2013		2012
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$1.0	$1.9	$5.2	$4.6
Processing margin hedges	(0.2)	(1.7)	(3.1)	0.5
Liquids Swaps-non designated	1.1	—	(1.0)	—
Storage/Inventory Swaps	0.4	0.4	(0.1)	(0.6)
Net loss on derivatives	$2.3	$0.6	$1.0	$4.5
Depreciation and Amortization.    Depreciation and amortization expenses were $140.3 million for the year ended December 31, 2013 compared to $162.3 million for the year ended December 31, 2012, a decrease of $22.0 million, or 13.6%. This decrease includes $27.8 million related to accelerated depreciation and amortization of the Sabine Pass Plant included in 2012, $4.9 million of decreased intangible amortization related to the Eunice processing plant impairment discussed below, and $5.4 million of decreased intangible amortization related to the revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in north Texas. These decreases were partially offset by $16.0 million of additional depreciation due to net asset additions, including $6.5 million related to the July 2012 acquisition of the ORV assets for the twelve months in 2013 as compared to six months in 2012, and $9.4 million related primarily to the Cajun Sibon pipeline, which came into service in November 2013.
Impairment. Impairment expense was $72.6 million for the year ended December 31, 2013. No impairment was recorded in 2012. The impairment relates to the termination of customers contracts associated with Eunice processing plant which was shut down in August 2013 due to poor processing economics.
Interest Expense.    Interest expense was $76.9 million for the year ended December 31, 2013 compared to $86.5 million for the year ended December 31, 2012, a decrease of $9.7 million, or 11.2%. The increases and decreases in our interest bearing obligations are depicted below. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2013	2012
Senior notes	$82.2	$75.1
Bank credit facility	8.4	6.5
Capitalized interest (1)	(24.5)	(4.0)
Amortization of debt issue costs and discount	8.3	7.3
Other	2.5	1.6
Total	$76.9	$86.5
(1) The increase in capitalized interest is primarily related to project expansions in the Partnership's PNGL segment.
Equity in income of limited liability company.    Equity in income of limited liability company was less than $0.1 million for the year ended December 31, 2013 compared to $3.3 million for the year ended December 31, 2012. The decrease of $3.2 million of equity in income relates to the Partnership's investment in HEP.
Other Income.    Other income was $1.6 million for the year ended December 31, 2013 compared to $5.1 million for the year ended December 31, 2012. Other income in 2013 primarily relates to the settlement of certain legal liabilities for less than the accrued liability resulting in a $1.0 million gain. Other income in 2012 includes a $3.0 million net gain related to the assignment to a third party of the Partnership's rights, title and interest in a contract for the construction of a processing plant. In addition, the Partnership settled certain liabilities associated with sold assets for less than the accrued liabilities resulting in a $1.3 million gain during 2012.
Income Taxes.    We provide for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis of assets and liabilities that will reverse in future periods. An income tax benefit of $10.2 million and $6.6 million was recorded on the loss from operations (net of non-controlling interest) for the years ended December 31, 2013 and December 31, 2012, respectively. The income tax benefit of $10.2 million for the year ended December 31, 2013 is comprised of $14.7 million of income tax benefit related to the loss from operations offset by $4.3 million of non-deductible expenditures, primarily transactions costs.
Interest of Non-Controlling Partners in the Partnership's Net Income (Loss).    The interest of non-controlling partners in the Partnership's net loss was $83.0 million for the year ended December 31, 2013 compared to a net income of $24.3 million for the year ended December 31, 2012 due to the changes shown in the following summary (in millions):

	Years Ended December 31,
	2013	2012
Net loss for the Partnership	$(113.1)	$(40.3)
(Income) allocation to CEI for the general partner incentive distribution	(6.4)	(4.5)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	7.0	4.2
Loss allocation to CEI for its general partner share of Partnership loss	2.1	0.8
Net loss allocable to limited partners	(110.4)	(39.8)
Less: CEI's share of net loss allocable to limited partners	27.6	15.5
Non-controlling partners' share of Partnership net loss (1)	$(82.8)	$(24.3)
(1) Non-controlling partners' share of net loss in E2 of $0.2 million is not included for the year ended December 31, 2013, as it relates to CEI operating activity.
Year ended December 31, 2012 Compared to Year ended December 31, 2011
Gross Operating Margin.    Gross operating margin was $393.8 million for the year ended December 31, 2012 compared to $375.2 million for the year ended December 31, 2011, an increase of $18.6 million, or 5.0%. The overall increase was due to the July 2012 acquisition of the ORV assets, increased throughput on the Partnership's NTX and Permian Basin systems, an increase in NGL fractionation and marketing activity and an increase from the Partnership's south Louisiana crude oil terminal activity. The following provides additional details regarding this change in gross operating margin:

•
The ORV segment contributed a total of $25.7 million to the Partnership's gross operating margin growth for the year ended December 31, 2012. Gross operating margins from crude oil and condensate handling and brine disposal and handling were $17.2 million and $8.5 million, respectively.

•
The LIG segment had a gross operating margin decline of $21.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The weaker processing environment during 2012 as compared to 2011 contributed to a decrease in gross operating margin for the processing activities during the year ended December 31, 2012. Due to this weaker environment, gross operating margin decreased by $7.7 million at the the Partnership's Plaquemine and Gibson plants and by $9.0 million from gas processed for the Partnership's account by a third party processor. Gross operating margins decreased by $4.4 million on the gathering and transmission assets due to decreased throughput volumes which includes the impact of Bayou Corne sinkhole discussed more fully under "Liquidity and Capital Resources - Changes in Operations During 2013 and 2012."

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

•
The PNGL segment had a gross operating margin decrease of $1.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Partnership's NGL fractionation and marketing activities contributed a gross operating margin improvement of $11.6 million as a result of the growth and expansion of its NGL fractionation and marketing activities. The Partnership increased its NGL fractionation and marketing activities through the restart of the Eunice fractionator in June 2011 and by increasing its truck and rail activity at its Riverside fractionator. These increases were offset by a combined gross operating margin decrease of $18.3 million from the Partnership's south Louisiana processing plants due to a less favorable processing environment during 2012 as compared to 2011. The Partnership's crude oil terminal activity in south Louisiana also contributed a gross operating margin increase of $5.2 million during the year ended December 31, 2012.

Operating Expenses.    Operating expenses were $130.9 million for the year ended December 31, 2012 compared to $111.8 million for the year ended December 31, 2011, an increase of $19.1 million, or 17.1%. This increase in operating expenses includes a total increase of $11.9 million related to the direct operating costs of the ORV assets. The primary contributors to the total increase are as follows:

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
General and Administrative Expenses.    General and administrative expenses were $65.1 million for the year ended December 31, 2012 compared to $55.5 million for the year ended December 31, 2011, an increase of $9.6 million, or 17.3%. The increase is primarily a result of the following:

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
Loss on Derivatives.    Loss on derivatives was $1.0 million for the year ended December 31, 2012 compared to a loss of $7.8 million for the year ended December 31, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2012		2011
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$5.2	$4.6	$1.4	$1.3
Processing margin hedges	(3.1)	0.5	6.6	5.7
Liquids Swaps - non designated	(1.0)	—	—	—
Storage/Inventory Swaps	(0.1)	(0.6)	(0.3)	—
Other	—	—	0.1	—
Net loss on derivatives	$1.0	$4.5	$7.8	$7.0
Depreciation and Amortization.    Depreciation and amortization expenses were $162.3 million for the year ended December 31, 2012 compared to$125.4 million for the year ended December 31, 2011, an increase of $36.9 million, or 29.4%. The increase includes $24.9 million due to accelerated depreciation related to the Sabine Pass plant, $4.9 million related to depreciation on the ORV assets and $2.8 million related to depreciation on additions in the Permian area. In addition, amortization increased $3.1 million due to intangible amortization related to a downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with the Partnership's gathering system in north Texas and a $1.2 million impact due to depreciation on other net asset additions.
Interest Expense.    Interest expense was $86.5 million for the year ended December 31, 2012 compared to $79.2 million for the year ended December 31, 2011, an increase of $7.3 million, or 9.2%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2012	2011
Senior notes	$75.1	$64.3
Bank credit facility	6.5	5.5
Capitalized interest	(4.0)	(0.9)
Amortization of debt issue costs an notes discount	7.3	8.3
Other	1.6	2.0
Total	$86.5	$79.2
Equity in income of limited liability company. Equity in income of limited liability company was $3.3 million for the year ended December 31, 2012 compared to no equity in income (loss) of limited liability company for the year ended December 31, 2011. Equity in income of limited liability company relates to the Partnership's investment in HEP.
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

Income Taxes.    Income tax benefits of $6.6 million and $2.8 million were recorded for the years ended December 31, 2012 and 2011, respectively, due to losses from operations (net of non-controlling interest) for each annual period.
Interest of Non-Controlling Partners in the Partnership's Net Income (Loss).    The interest of non-controlling partners in the Partnership's net loss was $24.3 million for the year ended December 31, 2012 compared to net income of $4.7 million for the year ended December 31, 2011 due to the changes shown in the following summary (in millions):

	Years Ended December 31,
	2012	2011
Net loss for the Partnership	$(40.3)	$(2.4)
(Income) allocation to CEI for the general partner incentive distribution	(4.5)	(2.4)
Stock-based compensation costs allocated to CEI for its stock options and restricted stock granted to Partnership officers, employees and directors	4.2	3.1
Loss allocation to CEI for its general partner share of Partnership loss	0.8	—
Net loss allocable to limited partners	(39.8)	(1.7)
Less: CEI's share of net (income) loss allocable to limited partners	15.5	6.4
Non-controlling partners' share of Partnership net income (loss) (including the Partnership's income attributable to preferred unitholders)	$(24.3)	$4.7
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
Revenue Recognition and Commodity Risk Management.    The Partnership recognizes revenue for sales or services at the time the natural gas, NGLs, condensate or crude oil is delivered or at the time the service is performed. It generally accrues one month of sales and the related gas, NGL, condensate or crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates.
The Partnership utilizes extensive estimation procedures to determine the sales and cost of gas, NGL, condensate or crude oil purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. The Partnership uses actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month or two following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as "actualization." Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month's accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; the estimated impact of weather patterns being different from the actual impact on sales and purchases; and pipeline maintenance or allocation causing actual deliveries of gas to be different than estimated. The Partnership believes that its accrual process for sales and purchases provides a reasonable estimate of such sales and purchases.
The Partnership engages in price risk management activities in order to minimize the risk from market fluctuations in the price of natural gas, NGLs, crude oil and condensate. It also manages its price risk related to future physical purchase or sale commitments by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance its future commitments and significantly reduce its risk to the movement in natural gas and NGL prices.

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
The Partnership manages its price risk related to future physical purchase or sale commitments for energy trading activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance future commitments and significantly reduce risk related to the movement in natural gas prices. However, the Partnership is subject to counter-party risk for both the physical and financial contracts. The Partnership's energy trading contracts qualify as derivatives and it uses mark-to-market accounting for both physical and financial contracts of the energy trading business. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to energy trading activities are recognized in earnings as gain or loss on derivatives immediately
Impairment of Long-Lived Assets.    In accordance with FASB ASC 360-10-05, the Partnership evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.
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
Impairment of Goodwill.    Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment annually as of July 1 and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. The Partnership evaluated its goodwill for impairment on July 1, 2013. The Partnership's goodwill impairment analysis performed on that date did not result in an impairment as the fair value of the ORV reporting unit substantially exceeded its carrying value, and subsequent to that date, no event has occurred indicating that the implied fair value of the reporting unit is less than the carrying value of the Partnership's net assets.
Depreciation Expense and Cost Capitalization.    The Partnership's assets consist primarily of natural gas, NGL, condensate and crude oil gathering pipelines, processing plants, transmission pipelines and trucks. The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and the costs of funds used in construction. Capitalized interest represents the cost of funds used to finance the construction of new facilities and is expensed over the life of the constructed assets through the recording of depreciation expense. The Partnership capitalizes the costs of renewals and betterments that extend the useful life, while it expenses the costs of repairs, replacements and maintenance projects as incurred.
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
Liquidity and Capital Resources
Cash Flows from Operating Activities.    Net cash provided by operating activities was $87.8 million, $100.5 million and $141.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Operating cash flows and changes in working capital for 2013, 2012 and 2011 were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating cash flows before working capital	$110.6	$123.9	$136.5
Changes in working capital	(22.8)	(23.4)	4.8
Total	$87.8	$100.5	$141.3
The primary reason for the decrease in cash flows from income before working capital of $13.3 million from 2012 to 2013 relates to increases in operating expenses and general and administrative expenses partially offset by an increase in gross operating margin.
The change in working capital for 2013, 2012 and 2011 primarily relates to normal fluctuations in trade receivable and payable balances due to timing of collections and payments.
Cash Flows from Investing Activities.    Net cash used in investing activities was $557.8 million, $490.3 million and $132.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The primary use of cash related to investing activities for the years ended December 31, 2013, 2012 and 2011 was acquisition costs and capital expenditures, net of accrued amounts, and an investment in limited liability company as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Growth capital expenditures (includes $82.7 million related to E2 during 2013)	$549.3	$221.2	$85.0
Acquisition and asset purchases	—	215.0	—
Maintenance capital expenditures	11.5	13.6	12.6
Investment in limited liability company	30.6	52.3	35.0
Total	$591.4	$502.1	$132.6
Cash flows from investing activities for the years ended December 31, 2013, 2012 and 2011 also included proceeds from property sales of $19.4 million, $11.8 million and $0.5 million, respectively. Proceeds from property sales for the year ended

December 31, 2013 relate to the Partnership's sale of the local distribution companies acquired in connection with its July 2012 acquisition of its ORV assets, which were classified as held for disposition on the balance sheet as of December 31, 2012. Proceeds from property sales for the year ended December 31, 2012 include $11.1 million received for the assignment to a third party of the rights, title and interest in a contract for the construction of a processing plant. Also, the Partnership received cash distributions from HEP totaling $17.5 million for the year ended December 31, 2013, $14.2 million of which was classified as cash flows from investing from limited liability company in excess of earnings.
Cash Flows from Financing Activities.    Net cash provided by financing activities was $468.8 million and $362.5 million for the years ended December 31, 2013 and 2012, respectively, and net cash used in financing activities was $1.6 million for the year ended 2011. Our primary financing activities consist of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Net borrowings (repayments) on the Partnership's bank credit facility	$84.0	$(14.0)	$85.0
Borrowings on the Subsidiary Borrower's credit facility (1)	65.0	—	—
Other debt borrowings (1)	13.2	—	—
2022 Notes borrowings	—	250.0	—
Net payments under other debt	(3.3)	(3.1)	(10.2)
Debt refinancing costs	(3.5)	(7.2)	(4.0)
Contributions from non-controlling partners	4.8	—	—
Proceeds from issuance of Partnership units	419.5	232.8	—
(1) Capital expenditures for our E2 investment were funded from these borrowings.
Dividends to shareholders and distributions to non-controlling partners in the Partnership represent our primary use of cash in financing activities. Total cash distributions made during the last three years were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Dividends to shareholders	$(24.0)	$22.9	$17.9
Distributions to non-controlling partners	(91.5)	69.4	58.2
Total	$(115.5)	$92.3	$76.1
In order to reduce the Partnership's interest costs, the Partnership does not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on its revolving credit facility. The Partnership borrows money under the Partnership's $635.0 million credit facility to fund checks as they are presented. As of December 31, 2013, it had approximately $420.3 million of available borrowing capacity under this facility, although its actual borrowing capacity is limited by its financial covenants. Changes in drafts payable for 2013, 2012 and 2011 were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Increase (decrease) in drafts payable	$9.3	$(1.9)	$5.9
Working Capital Deficit.    We had a working capital deficit of $23.8 million as of December 31, 2013. Changes in working capital may fluctuate significantly between periods even though the Partnership's trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of its revenues are collected and a large volume of its gas and crude oil purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although the Partnership strives to minimize natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and changes in natural gas and NGL prices. The changes in working capital during the years ended December 31, 2013 and 2012 are due to the impact of the price fluctuations discussed above.

Changes in Operations During 2013 and 2012. The Partnership has a gas gathering contract with a major producer in its north Texas assets with a primary term that expired August 31, 2012 that was modified to be on a month-to-month basis beginning September 1, 2012. Subsequently, the modified contract was extended for six months at a reduced gathering fee rate which reduced its gross operating margin by approximately $1.2 million per quarter. The contract is currently rolling month to month in evergreen status (under the terms of the previously mentioned six month extension), and the Partnership is in the process of attempting to negotiate a longer term agreement.
The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and the Partnership's underground storage reservoirs. The cause of the sinkhole is currently under investigation by Louisiana state and local officials. The Partnership took a section of its 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The Partnership estimates that the overall business impact on services previously provided by the pipeline, which included gathering, processing, transportation and end-user sales, is approximately $0.25 million to $0.3 million per month while the pipeline section is out of service. The Partnership is currently in the initial phase of constructing the replacement pipeline in its rerouted location and anticipates the reroute will be completed during the first half of 2014. The estimated cost for this pipeline replacement is $25.0 million.
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
Capital Requirements.    The 2014 capital budget includes the Partnership's budgeted capital spend of approximately $450.0 million to $500.0 million for identified growth projects including capital interest, and the Company's budgeted capital spend for our E2 investment of approximately $30.0 million to $36.0 million. The Partnership's primary capital projects for 2014 include the expansion of the Cajun-Sibon NGL Pipeline Phase II and construction of its Bearkat plant facilities. During 2013, the Partnership invested in several capital projects which primarily included the expansion of the Cajun-Sibon NGL Pipeline. See "Item 1. Business—Recent Growth Developments" for further details.
We expect to fund our maintenance capital expenditures of approximately $15.2 million from operating cash flows. We expect to fund the growth capital expenditures from the proceeds of borrowings under the Partnership's bank credit facility and Subsidiary Borrower's credit facility discussed below and proceeds from other debt and equity sources. In 2014, it is possible that not all of the planned projects will be commenced or completed. The Partnership's ability to pay distributions to its unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond its control.
Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2013, 2012 and 2011.

Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2013 is as follows (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations *	$975.0	$—	$—	$—	$—	$725.0	$250.0
Partnership's existing credit facility	155.0	—	—	155.0	—	—	—
Subsidiary Borrower's credit facility	65.0	—	—	65.0	—	—	—
Other long term debt obligations	13.2	—	—	12.7	0.5	—	—
Interest payable on fixed long-term debt obligations	440.0	82.1	82.1	82.2	82.2	49.1	62.3
Capital lease obligations	25.2	4.6	4.6	4.6	6.9	2.9	1.6
Operating lease obligations	55.7	10.3	10.3	8.4	5.2	5.8	15.7
Purchase obligations	14.2	14.2	—	—	—	—	—
Additional benefit obligations	3.5	3.5	—	—	—	—	—
Inactive easement commitment**	10.0	—	—	—	—	—	10.0
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,760.6	$118.5	$97.0	$327.9	$94.8	$782.8	$339.6
_______________________________________________________________________________

*
Effective as of February 2, 2014, we redeemed approximately $53.5 million in aggregate principal amount of the 2022 Notes (as defined below) pursuant to the terms of the indenture governing such notes. See “—Indebtedness—Senior Unsecured Notes.”

** Amounts related to inactive easements paid as utilized with remaining balance of easements not utilized due at end of 10 years.
The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
The interest payable under the Partnership's existing credit facility, Subsidiary Borrower’s credit facility and other debt are not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at December 31, 2013, the cash obligation for interest expense on the Partnership's existing credit facility, Subsidiary Borrower’s credit facility, and other debt would be approximately $5.0 million, $3.4 million and $0.6 million per year, respectively.
Indebtedness
As of December 31, 2013 and 2012, long-term debt consisted of the following (in millions):

	2013	2012
Partnership's bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2013 and December 31, 2012 was 3.2% and 4.3%, respectively	$155.0	$71.0
Subsidiary Borrower's credit facility (due 2016), interest based on LIBOR plus 5.0%, interest rate at December 31, 2013 was 5.3%	65.0	—
Senior unsecured notes (due 2018), net of discount of $7.8 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	717.2	715.3
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	250.0
Other debt	13.2	—
Debt classified as long-term	$1,200.4	$1,036.3

Existing Credit Facility.    The Partnership amended its existing credit facility in January 2013, August 2013 and January 2014. All references herein to the Partnership's existing credit facility include, as applicable, such amendments. Among other things, the amendments contained the following changes:

•	permitted the Partnership to make additional investments in joint ventures and subsidiaries that are not guarantors of the Partnership's obligations under the existing credit facility;

•
decreased the minimum consolidated interest coverage ratio to 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, with a minimum ratio of 2.50 to 1.0 for each fiscal quarter ending thereafter;

•
increased the maximum permitted consolidated leverage ratio to 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, with a maximum ratio of 5.25 to 1.0 for each fiscal quarter ending thereafter; and

•	amended the definition of "change of control" so that the consummation of the Mergers and the Contribution will not constitute an event of default.
As of December 31, 2013, there was $155.0 million of outstanding borrowings and $59.7 million in outstanding letters of credit under the Partnership's existing credit facility leaving approximately $420.3 million available for future borrowing based on a borrowing capacity of $635.0 million. However, the financial covenants in the existing credit facility limit the amount of funds that we can borrow. As of December 31, 2013, based on the financial covenants in the existing credit facility, we could borrow approximately $207.1 million of additional funds.
The Partnership’s existing credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of its assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries. The Partnership may prepay all loans under its existing credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Partnership’s existing credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the Partnership’s existing credit facility.
Under the existing credit facility, borrowings bear interest at the Partnership's option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. The Partnership pays a per annum fee (as described below) on all letters of credit issued under the existing credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the existing credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership's leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans and Letter of Credit Fees	Letter of Commitment Fees
Greater than or equal to 4.50 to 1.00	2.00%	3.00%	0.50%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	0.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	0.50%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	0.50%
Less than 3.00 to 1.00	1.00%	2.00%	0.375%
The existing credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The minimum consolidated interest coverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, with a maximum ratio of 2.50 to 1.0 for each fiscal quarter thereafter. The maximum permitted senior leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non cash charges) is 2.75 to 1.0. The maximum permitted leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, with a maximum ratio of 5.25 to 1.0 for each fiscal quarter ending thereafter.
In addition, the existing credit facility contains various covenants that, among other restrictions, limit the Partnership's ability to:

•	grant or assume liens;

•	make investments;

•	incur or assume indebtedness;

•	engage in mergers or acquisitions (as defined in the existing credit facility);

•	sell, transfer, assign or convey assets;

•	repurchase its equity, make distributions and certain other restricted payments;

•	change the nature of its business;

•	engage in transactions with affiliates;

•	enter into certain burdensome agreements;

•	make certain amendments to the omnibus agreement, the Partnership's or its subsidiaries' organizational documents;

•	prepay the senior unsecured notes and certain other indebtedness; and

•	enter into certain hedging contracts.
The existing credit facility permits the Partnership to make quarterly distributions to unitholders so long as no default exists under the existing credit facility.
Each of the following is an event of default under the existing credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the existing credit facility or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	the Partnership or any of its subsidiaries' default under other indebtedness that exceeds a threshold amount;

•	judgments against the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving the Partnership or any of its material subsidiaries; and

•	a change in control (as defined in the existing credit facility).
If an event of default relating to bankruptcy or other insolvency events occur, all indebtedness under the existing credit facility will immediately become due and payable. If any other event of default exists under the existing credit facility, the lenders may accelerate the maturity of the obligations outstanding under the credit facility and exercise other rights and remedies. In addition, if any event of default exists under the credit facility, the lenders may commence foreclosure or other actions against the collateral.

If any default occurs under the credit facility, or if the Partnership is unable to make any of the representations and warranties in the credit facility, the Partnership will be unable to borrow funds or have letters of credit issued under the credit facility.
The Partnership expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
On February 20, 2014, the Partnership entered into a $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “new credit facility”). The Partnership’s ability to borrow funds and obtain letters of credit under the new credit facility is conditioned upon, among other things, the closing of the Contribution and the prior or concurrent termination of the Partnership’s existing credit facility. Upon the termination of the existing credit facility, the liens securing the existing credit facility will be released and the Partnership’s subsidiaries will no longer guarantee its indebtedness and will be released as guarantors under the indentures governing the Partnership’s Senior Notes (as defined below).
The new credit facility will mature on the fifth anniversary of the initial funding date, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms. The new credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the new credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA will increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
Borrowings under the new credit facility bear interest at the Partnership’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on the Partnership’s credit rating. Upon breach by the Partnership of certain covenants governing the new credit facility, amounts outstanding under the new credit facility, if any, may become due and payable immediately.
Subsidiary Borrower’s Credit Facility.   On March 5, 2013, XTXI Capital, LLC, our wholly-owned subsidiary (“Subsidiary Borrower”), entered into a Credit Agreement (the “Subsidiary Credit Agreement”) with Citibank, N.A., as Administrative Agent, Collateral Agent and a Lender, and the other lenders party thereto.  The Subsidiary Credit Agreement initially permitted Subsidiary Borrower to borrow up to $75.0 million on a revolving credit basis. The maturity date of the Subsidiary Credit Agreement is March 5, 2016.

In May 2013, Subsidiary Borrower exercised the accordion feature of the Subsidiary Credit Agreement, thereby increasing the amount Subsidiary Borrower is permitted to borrow on a revolving credit basis from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute these additional funds for the Company's investment commitment in E2. As of December 31, 2013, there was $65.0 million borrowed under the Subsidiary Credit Agreement, leaving approximately $25 million available for future borrowing based on the borrowing capacity of $90.0 million.

Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement are guaranteed by us (the “Guaranty”) and are secured by a first priority lien on 10,700,000 common units of the Partnership, which common units were contributed by us to Subsidiary Borrower (together with any additional common units subsequently pledged as collateral under the Subsidiary Credit Agreement, the “Pledged Units”).

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

The Subsidiary Credit Agreement requires mandatory prepayments of all amounts outstanding thereunder if we cease to own all of the equity interests of Subsidiary Borrower. In addition, if the Loan to Equity Value Percentage exceeds 47%, Subsidiary

Borrower must prepay the loan, pledge additional Common Units as collateral and/or direct the collateral agent to sell Pledged Units to achieve a Loan to Equity Value Percentage that is less than 42.5%.

The Subsidiary Credit Agreement prohibits Subsidiary Borrower from making any distributions or other payments to us (including any distributions resulting from Subsidiary Borrower’s receipt of distributions from the Partnership) if the Loan to Equity Value Percentage exceeds 47% or any event of default exists under the Subsidiary Credit Agreement.  The Subsidiary Credit Agreement also limits the our ability and the ability of our subsidiaries (other than the Partnership) to sell Common Units in certain circumstances.

The Subsidiary Credit Agreement contains various other covenants that, among other restrictions, limit Subsidiary Borrower’s ability to incur indebtedness, enter into acquisition or disposition transactions and engage in any business activities.  The Subsidiary Credit Agreement does not include any financial covenants.

In January 2014, the Subsidiary Borrower received a limited consent that the transactions contemplated by the Merger Agreement and the Contribution Agreement shall not constitute an issuer change of control or issuer merger event within the meaning given to such terms in the Subsidiary Credit Agreement.

Events of default under the Subsidiary Credit Agreement include, among others, (i) Subsidiary Borrower’s failure to pay principal or interest when due, (ii) Subsidiary Borrower’s or our failure to comply with agreements, obligations or covenants in the Subsidiary Credit Agreement, the Guaranty or any other loan document, (iii) material inaccuracy of any representation or warranty, (iv) certain change of control events (other than with respect to the proposed Mergers and the Contribution, for which the Subsidiary Borrower has obtained a waiver), bankruptcy and other insolvency events and (v) the occurrence of certain events relating to the Common Units.

If an event of default relating to bankruptcy or other insolvency events occur, all indebtedness under the Subsidiary Credit Agreement will immediately become due and payable. If any other event of default exists under the Subsidiary Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Subsidiary Credit Agreement, Subsidiary Borrower will be unable to borrow funds and the lenders may exercise other rights and remedies. In addition, if any event of default exists under the Subsidiary Credit Agreement, the lenders may commence foreclosure or other actions against the Pledged Units.  If we default on our obligations under the Guaranty, then the lenders could declare all amounts outstanding under the Subsidiary Credit Agreement immediately due and payable (with accrued interest).   If Subsidiary Borrower and we are unable to pay such amounts, the lenders may foreclose on the Pledged Units.  Citibank, N.A., as the agent under the Subsidiary Credit Agreement, has the right to demand additional collateral or amend the Subsidiary Credit Agreement if certain events occur that adversely impact the composition and quality of the Pledged Units or Citibank, N.A’s position as a secured creditor.

Other Borrowings. On September 4, 2013, E2 Energy Services LLC, ("E2 Services"), one of the Ohio services companies in the which the Company invests, entered into a credit agreement with JPMorgan Chase Bank ("JPMorgan"). The maturity date of the credit agreement is September 4, 2016. As of December 31, 2013, there was $12.7 million borrowed under the agreement, leaving approximately $7.3 million available for future borrowing based on borrowing capacity of $20.0 million. The interest rate under the credit agreement is based on Prime plus an applicable margin. The effective interest rate as of December 31, 2013 was approximately 4.2%. Additionally, as of September 30, 2013, E2 Services had certain promissory notes outstanding relating to its vehicle fleet in the amount of $0.5 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%. CEI does not guarantee E2 Services debt obligations.
Senior Unsecured Notes.    On February 10, 2010, the Partnership issued, together with Crosstex Energy Finance Corporation, $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "2018 Notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Interest payments on the 2018 Notes are due semi-annually in arrears in February and August. On May 24, 2012, the Partnership issued, together with Crosstex Energy Finance Corporation, $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the "2022 Notes" and together with the 2018 Notes, the "Senior Notes") due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December.
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
The indentures provide that if the Partnership's fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in its partnership agreement) with respect to its preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership's fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to a specified basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership expects to be in compliance with this covenant for at least the next twelve months.
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
Pursuant to the foregoing, on January 3, 2014, the Partnership instructed the trustee to deliver a notice of redemption for approximately $53.5 million in aggregate principal amount of the 2022 Notes (the “Redeemed Notes”), representing approximately 21% of the aggregate principal amount of the outstanding 2022 Notes. The Redeemed Notes were redeemed effective as of February 2, 2014 for a total redemption price equal to $1,083.32 per $1,000 principal amount redeemed. Following the completion of the redemption, approximately $196.5 million aggregate principal amount of the 2022 Notes remain outstanding.
Prior to June 1, 2017, the Partnership may redeem all or a part of the remaining 2022 Notes at the redemption price equal to the sum of the principal amount thereof, plus a make-whole premium at the redemption date, plus accrued and unpaid interest to the redemption date.

On or after June 1, 2017, the Partnership may redeem all or a part of the remaining 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.563% for the twelve-month period beginning on June 1, 2017, 102.375% for the twelve-month period beginning on June 1, 2018, 101.188% for the twelve-month period beginning on June 1, 2019 and 100% for the twelve-month period beginning on June 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.
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
Successful completion of the Mergers and the Contribution would trigger a mandatory repurchase offer under the terms of the indenture governing the 2018 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2018 Notes repurchased, plus accrued and unpaid interest, if any. In certain circumstances, completion of the Mergers and the Contribution also could trigger a mandatory repurchase offer under the terms of the indenture governing the 2022 Notes if, within 90 days of consummation of the transactions, the Partnership experiences a rating downgrade of the 2022 Notes by either Moody’s or S&P. The Partnership intends to fulfill its obligations with respect to the mandatory repurchase offer of the 2018 Notes and, if necessary, the 2022 Notes following the closing of the Mergers and the Contribution in accordance with the terms of the applicable indenture.
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
Inflation
Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry's labor and material costs remained relatively unchanged in 2013, 2012 and 2011. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.
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
Contingencies
At times, the Partnership's gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, the Partnership (or its subsidiaries) is party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership's gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution, if any, in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
From time to time, owners of property located near the Partnership's processing facilities or compression facilities file lawsuits against the Partnership (or its subsidiaries). These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution. The Partnership has accrued a $2.0 million liability related to this matter. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to federal court.  The amount of damages is unspecified. The Partnership's subsidiary, Crosstex LIG, LLC, is one of the named defendants as the owner of pipelines in the area.  The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.  The Partnership intends to vigorously defend the case.
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Form 10-K constitute forward-looking statements, including but not limited to statements identified by the words "forecast," "may," "believe," "will," "should," "plan," "predict," "anticipate," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the risk factors set forth in "Item 1A. Risk Factors" may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The Partnership's primary market risk is the risk related to changes in the prices of natural gas, NGLs, condensate and crude oil. In addition, it is also exposed to the risk of changes in interest rates on floating rate debt.
Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodities Futures Trading Commission ("CFTC") to regulate certain markets for derivative products, including over-the-counter ("OTC") derivatives. The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement mandates in new legislation to cause significant portions of derivatives markets to clear through clearinghouses. The legislation and new regulations may also require counterparties to the Partnership's derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce its ability to monetize or restructure its existing derivative contracts, and increase its exposure to less creditworthy counterparties. If the Partnership reduces its use of derivatives as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. The Partnership's revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material, adverse effect on the Partnership, the Partnership's financial condition and its results of operations.
Commodity Price Risk
The Partnership is subject to significant risks due to fluctuations in commodity prices. Its exposure to these risks is primarily in the gas processing component of its business. The Partnership currently processes gas under three main types of contractual arrangements:
1.    Processing margin contracts:    Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or "PTR". The Partnership's margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, the Partnership mitigates its risk of processing natural gas when margins are negative primarily through its ability to bypass processing when it is not profitable for the Partnership, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.
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
3.    Fee based contracts:    Under these contracts the Partnership has no commodity price exposure and are paid a fixed fee per unit of volume that is processed. The fee margins include margins earned on our Cajun-Sibon pipeline and fractionated at one of our related fractionation facilities.
Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Years Ended December 31,
	2013	2012	2011
Gathering, transportation and crude handling margin	62.0%	63.8%	56.6%
Gas processing margins:
Processing margin	5.6%	9.6%	19.3%
Percent of liquids	9.0%	7.5%	10.7%
Fee based (a)	23.4%	19.1%	13.4%
Total gas processing	38.0%	36.2%	43.4%
Total	100.0%	100.0%	100.0%

(a) Includes gross operating margins from our Cajun-Sibon Phase I operations.

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

The Partnership has hedged its exposure to fluctuations in prices for natural gas and NGL volumes produced for its account. The Partnership hedges exposure based on volumes it considers hedgeable (volumes committed under contracts that are long term in nature) versus total volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options.

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2013 mitigating the risks associated with the gas processing and fractionation components of the Partnership's business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service ("OPIS"). The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive	Fair Value Asset/(Liability)
						(In thousands)

January 2014 - December 2016	Ethane	1,129	(MBbls)	Index	$0.2917/gal	$(603)
January 2014 - December 2016	Propane	1,320	(MBbls)	Index	$1.0455gal	(235)
January 2014 - December 2014	Normal Butane	46	(MBbls)	Index	$1.2768/gal	(101)
January 2014 - December 2014	Natural Gasoline	30	(MBbls)	Index	$1.9734/gal	(136)
January 2014 - December 2014	Natural Gas	797	(MMBtu/d)	$4.0655/MMBtu*	Index	40
						$(1,035)
_______________________________________________________________________________

*	weighted average
The Partnership is also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of its gathering and transport services. Approximately 3.3% of the natural gas the Partnership markets is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing natural gas at a percentage of index price, the Partnership's resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.
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
As of December 31, 2013, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $1.1 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $4.8 million in the net fair value of these contracts as of December 31, 2013.
Interest Rate Risk
The Company is exposed to interest rate risk on the variable rate bank credit facilities of the Subsidiary Borrower and other debt. At December 31, 2013, Subsidiary Borrower and other debt had outstanding borrowings of $65.0 million and $13.2 million, respectively, in borrowings under its facilities. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.8 million for the year.
The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At December 31, 2013, the Partnership had $155.0 million outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $1.6 million for the year.
At December 31, 2013 and 2012, the Partnership had total fixed rate debt obligations of $967.2 million and $965.3 million, respectively. The balance at December 31, 2013 is related to the Partnership's 2018 Notes and 2022 Notes of $717.2 million and $250.0 million with interest rates of 8.875% and 7.125%, respectively. The balance at December 31, 2012 is related to the Partnership's 2018 Notes and 2022 Notes of $715.3 million and $250.0 million with interest rates of 8.875% and 7.125%, respectively. The fair value of the fixed rate obligations for the 2018 Notes and 2022 Notes was approximately $762.9 million and $285.3 million, respectively, as of December 31, 2013, and $786.6 million and $261.3 million, respectively as of December 31, 2012. The Partnership estimates that a 1% increase or decrease in interest rates would increase or decrease the fair value of the 2018 Notes and 2022 Notes by $25.3 million and $17.0 million, respectively, based on the debt obligations as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-37 of this Report and are incorporated herein by reference.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2013), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
See "Management's Report on Internal Control over Financial Reporting" on page F-2.
Item 9B.    Other Information
Compensation Matters
On February 27, 2014, the compensation committee (the “GP Committee”) of the board of directors of Crosstex Energy GP, LLC (the “GP Board”) awarded $1,600,000 to Barry E. Davis under the Transaction Bonus Plan previously established by the GP Board, and the GP Committee and the GP Board approved allocations to the other named executive officers of the following awards under the Transaction Bonus Plan: William W. Davis $250,000; Joe A. Davis $800,000; Michael J. Garberding $800,000; and Stan Golemon $200,000. For more information regarding the Transaction Bonus Plan and these awards, please see “Executive Compensation—Compensation Discussion and Analysis—Bonus Awards.”
Also on February 27, 2014, our compensation committee and our Board, together with the GP Committee and the GP Board, awarded and/or approved allocations of awards, as applicable, of $257,334, $113,548 and $195,702 to Barry E. Davis, Joe A. Davis and Michael J. Garberding, respectively, pursuant to the cash bonus pool established to provide consideration for such individuals’ agreement to waive certain rights with respect to the acceleration and vesting of awards in connection with the proposed business combination with Devon. For more information regarding these waivers and this cash bonus pool, please see “Executive Compensation—Compensation Discussion and Analysis—Potential Payments Upon Termination and a Change of Control.”
Giving effect to the allocation of these awards, the total awards each of our named executive officers would receive in connection with the Mergers (assuming the Crosstex merger occurred on January 15, 2014) as reflected in the table contained in our proxy statement/prospectus that we filed with the Securities and Exchange Commission on February 5, 2014 set forth under the heading “The Proposed Transactions—Interests of Crosstex’s Executive Officers and Directors in the Mergers—Potential Merger-Related Compensation for Crosstex Named Executive Officers” would be as follows: Barry Davis $6,459,335, William Davis $5,995,180, Joe Davis $2,617,659, Michael Garberding $2,795,738 and Stan Golemon $2,785,555 (in each case subject to the assumptions and limitations set forth therein).

Additionally, on February 25, 2014, the general partner of the Partnership entered into an employment agreement amendment with each of William W. Davis, Joe A. Davis and Michael J. Garberding to extend the term of each such individual’s employment agreement until August 31, 2014. All other terms of the employment agreements remain unchanged. For more information regarding the employment agreements, please see “Executive Compensation—Compensation Discussion and Analysis—Employment and Severance Agreements.”
Partnership Agreement Amendment
On February 27, 2014, the GP Board adopted Amendment No. 5 to the Partnership’s Sixth Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”), to reduce the trading volume that is required with respect to the Partnership’s common units in order for the Partnership to force the conversion of its outstanding Series A Convertible Preferred Units (the “preferred units”). As amended, the Partnership has the right to force conversion of the preferred units beginning on the business day following the distribution for the quarter ended December 31, 2013 (which was February 12, 2014) if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average trading volume of common units exceeds 215,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. On February 27, 2014, the Partnership delivered a notice of conversion of all outstanding preferred units to GSO Crosstex Holdings, LLC (“GSO”), the sole holder of its preferred units, and issued 17,095,134 common units to GSO pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table shows information about the Partnership's executive officers and members of our board of directors (the "Board"). Executive officers serve until their successors are elected or appointed.

Name	Age	Position with Crosstex Energy, Inc.
Barry E. Davis(1)	52	President, Chief Executive Officer and Chairman of the Board
William W. Davis(1)	60	Executive Vice President and Chief Operating Officer
Joe A. Davis(1)	53	Executive Vice President, General Counsel and Secretary
Michael J. Garberding	45	Executive Vice President and Chief Financial Officer
Stan Golemon	50	Senior Vice President-Engineering and Operations
James C. Crain**	65	Director and Member of the Audit, Finance and Governance* Committees
Leldon E. Echols**	58	Director and Member of Audit* and Finance* Committees
Bryan H. Lawrence**	71	Director
Cecil E. Martin**	72	Director and Member of the Audit and Compensation Committees
Robert F. Murchison**	60	Director and Member of Compensation*, Finance and Governance Committees
_______________________________________________________________________________

*	Denotes chairman of committee.

**	Denotes independent director.

(1)	Not related.
        Barry E. Davis, President, Chief Executive Officer and Chairman of the Board, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our initial public offering in January 2004. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as a director of Crosstex Energy GP, LLC. Mr. Davis is not related to William W. Davis or Joe A. Davis.

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
        Michael J. Garberding, Executive Vice President and Chief Financial Officer, joined our general partner in February 2008. Mr. Garberding assumed the role of Senior Vice President and Chief Financial Officer in August 2011 and the role of Executive Vice President and Chief Financial Officer in January 2013. Mr. Garberding previously led the finance and business development organization for the Partnership. Mr. Garberding has 20 years experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Masters in Business Administration from the University of Michigan in 1999 and his B.B.A. in Accounting from Texas A&M University in 1991.
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
James C. Crain joined Crosstex Energy, Inc. as a director in July 2006. Mr. Crain retired as president of Marsh Operating Company in 2013, where he worked since 1984. Prior to Marsh, he served as a partner in the law firm of Jenkens & Gilchrist. Mr. Crain also serves on the boards and audit committees of GeoMet, Inc. (NASDAQ: GMET), Approach Resources, Inc. (NASDAQ: AREX) and Armstrong Energy, Inc. Mr. Crain serves as the Chairman of the Audit Committee of GeoMet, Inc. Mr. Crain served as a director of Crusader Energy Group, Inc. (AMEX: KRU) until December 2009. Mr. Crain also served as a director of Crosstex Energy GP, LLC from December 2005 to August 2008. He graduated from the University of Texas at Austin with a B.B.A. degree, a master of professional accounting and a doctor of jurisprudence. Mr. Crain's legal background and his experience in the oil and natural gas industry, among other factors, led the Board to conclude that he should serve as a director.
Leldon E. Echols joined Crosstex Energy, Inc. as a director in January 2008. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN), a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors, and HollyFrontier Corporation (NYSE: HFC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to the Company. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm's audit and business advisory practice in North Texas, Colorado and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols is also a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corp. (NYSE: TXU) where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science degree in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols has also served as a director of Crosstex Energy GP, LLC since January 2008. Mr. Echols' accounting and financial experience and service as the Chief Financial Officer for a public company, among other factors, led the Board to conclude that he should serve as a director.
Bryan H. Lawrence joined our predecessor as a director in May 2000 and served as Chairman of the Board until May 2008. He currently serves as Lead Director of our Board. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company (OTC BB: HPCO.OB), Star Gas Partners L.P. (NYSE: SGU), Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University. Mr. Lawrence has also served as a director of Crosstex Energy GP, LLC since December 2002. Mr. Lawrence's financial and investment experience, and experience in the energy industry, among other factors, led the Board to conclude that he should serve as a director.
Cecil E. Martin, Jr. joined Crosstex Energy, Inc. as a director in January 2006. He has been an independent residential and commercial real estate investor since 1991. From 1973 to 1991 he served as chairman of the public accounting firm Martin, Dolan and Holton in Richmond, Virginia. He began his career as an auditor at Ernst and Ernst. He holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin also serves on the board as lead director and as chairman of the audit committee for Comstock Resources, Inc. (NYSE: CRK), an independent energy company engaged in oil and gas acquisitions, exploration and development. Mr. Martin served on the board and as chairman of the audit committee for Bois d'Arc Energy, Inc. (NYSE: BDE) until its merger into Stone Energy Corporation (NYSE: SGY) in 2008. Mr. Martin also serves on the board as chairman of the audit committee of Garrison Capital, Inc. (NASDAQ: GARS). Mr. Martin also has served as a director of Crosstex Energy GP, LLC since January 2006. Mr. Martin's accounting and financial experience, experience on audit committees of other public companies, and related industry experience, among other factors, led the Board to conclude that he should serve as a director.
Robert F. Murchison joined us as a director upon the completion of our initial public offering in January 2004. Mr. Murchison has been the President of the general partner of Murchison Capital Partners, L.P., a private equity investment partnership, since 1992. Prior to founding Murchison Capital Partners, L.P., Mr. Murchison held various positions with Romacorp, Inc., the franchisor and operator of Tony Roma's restaurants, including Chief Executive Officer from 1984 to 1986 and Chairman of the Board of Directors from 1984 to 1993. He served as a director of Cenergy Corporation, an oil and gas exploration and production company, from 1984 to 1987, Conquest Exploration Company from 1987 to 1991 and has served as a director of TNW Corporation, a short line railroad holding company, since 1981, and Tecon Corporation, a holding company with holdings in real estate development and the fund of funds management business, since 1978. Mr. Murchison also served as a director of Crosstex Energy GP, LLC from December 2002 to May 2008. Mr. Murchison holds a bachelor's degree in history from Yale University. Mr. Murchison's investment experience and leadership skills, among other factors, led the Board to conclude that he should serve as a director.
Independent Directors
Messrs. Crain, Echols, Lawrence, Martin and Murchison qualify as "independent" in accordance with the published listing requirements of The NASDAQ Global Select Market ("NASDAQ"). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ rules, our Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
In addition, the members of the Audit Committee of our Board each qualify as "independent" under special standards established by the Securities and Exchange Commission ("SEC") for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director. Messrs. Echols and Martin are both independent directors who have been determined to be audit committee financial experts. Stockholders should understand that this designation is a disclosure requirement of the SEC related to their experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on such directors any duties, obligations or liabilities that are greater than are generally imposed on them as members of the Audit Committee and the Board, and the designation of a director as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.
Board Committees

Our Board has, and appoints the members of, standing Audit, Compensation, Finance and Governance Committees. Each member of the Audit, Compensation, Finance and Governance Committees is an independent director in accordance with NASDAQ standards described above. Each of the Board committees has a written charter approved by the Board. Copies of such charters and our Code of Business Conduct and Ethics are available to any person, free of charge, on our website at www.crosstexenergy.com.
The Audit Committee of our Board is currently comprised of Messrs. Echols (chair), Crain and Martin. The Audit Committee assists our Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The Audit Committee held 5 meetings in 2013.
The Compensation Committee of our Board is currently comprised of Messrs. Murchison (chair) and Martin. The Compensation Committee oversees compensation decisions for our officers as well as the compensation plans described herein. The Compensation Committee held 5 meetings in 2013.
The Finance Committee of our Board is currently comprised of Messrs. Echols (chair), Crain and Murchison. The Finance Committee assists our Board in discharging its duties in connection with financial planning and significant financial transactions, and is directly responsible for reviewing and evaluating dividend policy, transactions that involve issuance of equity or debt securities, oversight of credit facilities, and review of material transactions. The Finance Committee held 4 meetings in 2013.
The Governance Committee is comprised of Messrs. Crain (chair) and Murchison. The Governance Committee reviews matters involving governance, including assessing the effectiveness of current policies, monitoring industry developments, developing director selection criteria, recommending director nominees, recommending committee structures within the Board, managing the assessment process of the Board and individual directors, annually reviewing and recommending the compensation of directors and performing other duties as delegated from time to time. The Governance Committee held 4 meetings in 2013.
Our Governance Committee identifies and recommends qualified candidates to serve as nominees for director. When identifying director nominees, the Governance Committee may consider, among other factors, the person's reputation, integrity and independence from us; skills and business, government or other professional acumen, bearing in mind the composition of our Board and the current state of our company and the industry generally; the number of other public companies for which the person serves as director; the diversity of the Board members' backgrounds and professional experience; and the availability of the person's time and commitment to us. The same criteria will be evaluated with respect to candidates recommended by stockholders. In the case of current directors being considered for re-election, the Governance Committee will also take into account the director's tenure as a member of our Board, the director's history of attendance at meetings of the Board and committees thereof and the director's preparation for and participation in such meetings.
The Governance Committee also considers nominees recommended by stockholders as candidates for election to our Board. A stockholder wishing to nominate a candidate for election to the Board at the annual meeting of stockholders is required to give written notice to our Corporate Secretary of his or her intention to make a nomination. The notice of nomination must be delivered to or mailed and received at our principal executive offices not less than 120 calendar days prior to the one year anniversary of the date of our proxy statement issued in connection with the prior year's annual meeting. Pursuant to our bylaws, the notice of nomination is required to contain certain information about both the nominee and the stockholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for Board membership. We may require that the proposed nominee furnish additional information in order to determine that person's eligibility to serve as a director. A nomination that does not comply with the above procedure will be disregarded.
Following identification of the need to replace a director, add a director or re-elect a director to our Board, and considering the above criteria and any stockholder recommendations, the Governance Committee will recommend to our Board one or more nominees, as appropriate, for consideration by the full Board. Following such consideration, our Board will submit its recommended nominees to the stockholders for election.
Board Meetings and Attendance
Our Board met 18 times in 2013. All incumbent directors attended in excess of 75% of the total number of meetings of our Board and committees of our Board on which they served. Our Board does not currently have a policy with regard to attendance of Board members at the annual meeting of stockholders and one member of our Board attended our annual meeting of stockholders in 2013.
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
Section 16(a)—Beneficial Ownership Reporting Compliance

Based on our records, except as set forth in the following, we believe that during 2013 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Forms 4 reporting grants of restricted stock units under our long-term incentive plan were filed late on behalf of James C. Crain, Leldon E. Echols, Cecil E. Martin, Jr. and Robert F. Murchison on July 2, 2013.
Item 11.    Executive Compensation
Our named executive officers also serve as executive officers of Crosstex Energy GP, LLC, our wholly owned subsidiary and the general partner of Crosstex Energy, L.P., and the compensation of the named executive officers discussed below reflects total compensation for services to all Crosstex entities. We pay all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. We currently pay a monthly fee to Crosstex Energy GP, LLC to cover our portion of administrative and compensation costs, including compensation costs relating to the named executive officers.
Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to Crosstex Energy, Inc., we estimate that such officers devoted the following percentage of their time to the business of Crosstex Energy, Inc. and to Crosstex Energy, L.P., respectively, for 2013:

Executive Officer or Director	Percentage of Time Devoted to Business of Crosstex Energy, Inc.	Percentage of Time Devoted to Business of Crosstex Energy, L.P.
Barry E. Davis	20%	80%
William W. Davis	—	100%
Joe A. Davis	26%	74%
Michael J. Garberding	26%	74%
Stan Golemon	—	100%
Compensation Committee Report
Each member of Crosstex Energy, Inc.'s Compensation Committee is an independent director in accordance with NASDAQ standards. The Committee has reviewed and discussed with management the following section titled "Compensation Discussion and Analysis." Based upon its review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Robert F. Murchison (Chairman)
Cecil E. Martin
Compensation Discussion and Analysis
The Charter of the Compensation Committee (the "Compensation Committee") of the Board includes the following:

•
The Compensation Committee has general oversight responsibility for the Company's compensation plans, policies and programs. This general oversight responsibility includes reviewing and approving compensation policies and practices for all employees, overall payroll, bonus plans, overall bonus payouts, setting bonus targets, and other general compensation matters.

•
Not less than annually, the Compensation Committee will review the Company's executive compensation plans and policies. The Compensation Committee will review the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, the other executive officers, and each other senior officer that the Compensation Committee or the Board may designate (collectively referred to as the "Executive Officers"). The Compensation Committee will evaluate the performance of the Chief Executive Officer, and, together with the Chief Executive Officer, the performance of each other Executive Officer. The Compensation Committee will at least annually review each executive officer's base compensation, bonus, awards under the Company's Long-Term Incentive Plans, and any other compensation, and make recommendations to the Board regarding each executive officer's compensation. The Chief Executive Officer cannot be present during any voting or deliberations by the Compensation Committee regarding his or her compensation.

•
The Compensation Committee will review and oversee the Company's succession plans and leadership development programs for the Chief Executive Officer and the other executive officers, including reviewing from time to time reports and presentations regarding human resources, executive development, staffing, training, performance management, career development and other related matters as necessary.

•
The Compensation Committee will review and approve the terms of any employment contracts, severance agreements, or other contracts with any Executive Officer, provided that the Board reserves to itself the approval of the compensation of the Executive Officers.

In order to compete effectively in our industry, it is critical that we attract, retain and motivate leaders that are best positioned to deliver financial and operational results that benefit our stockholders. It is the Compensation Committee's responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board to approve and adopt these programs.
Compensation Philosophy and Principles.
Our executive compensation is designed to attract, retain and motivate top-tier executives and align their individual interests with the interests of our unitholders. The compensation of each of our executives is comprised of base salary, bonus opportunity and restricted equity grants or option awards under long term incentive plans. The Committee's philosophy is to generally target the 50th percentile of our Peer Group (discussed below) for base salaries, target the 50th percentile of our Peer Group for bonuses (but retain discretion to reduce or increase bonus amounts to address individual performance) and to provide executives the opportunity to earn long-term compensation, in the form of equity, in the top quartile relative to our Peer Group.
The Compensation Committee considers the following principles in determining the total compensation of the named executive officers:

•	in order to achieve its goals, it is critical that we attract, retain and motivate highly qualified executive officers;

•	base salary and bonus opportunities must be competitive in order to attract, retain and motivate highly qualified executive officers;

•
equity incentive compensation should represent a significant portion of the executive's total compensation in order to retain and incentivize highly qualified executives and align their individual long term interests with the interests of unitholders;

•
compensation programs must be sufficiently flexible to address special circumstances, which include payments under retention plans specifically targeted to retain highly qualified officers during challenging times; and

•	the overall compensation program should drive performance and reward contributions in support of our business strategies and achievements.
Compensation Methodology.
Annually, the Compensation Committee reviews our executive compensation program in total and each element of compensation specifically. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, specific challenges that we may face, and individual contributions. The Compensation Committee recommends to the Board adjustments to the overall compensation program and to its individual components as the Compensation Committee determines necessary to achieve our goals. The Compensation Committee periodically retains consultants to assist in its review and to provide input regarding its compensation program and each of its elements. In making compensation decisions, the Compensation Committee considered the outcome of last year's advisory stockholder vote on our executive officers' compensation. At last year's annual meeting, a large majority of stockholders who voted on the "say-on-pay" proposal approved the compensation of our executive officers. The Compensation Committee believes that this stockholder vote indicates strong support for our executive compensation program.
In 2013, the Committee retained Meridian Compensation Partners, LLC ("Meridian") as its independent compensation consultant to conduct a compensation review and advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of our general partner. In particular, Meridian assisted the

Committee's decision making with respect to executive and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design and employment agreement design, providing competitive market studies, and apprising the Committee about emerging best practices and changes in the regulatory and governance environment. The Committee selected Meridian due to its long history, depth of resources and objective perspective. Meridian provided information to the Committee regarding the compensation programs of the Crosstex entities for 2013. Meridian's work for the Committee did not raise any conflicts of interest in 2013.
With respect to compensation objectives and decisions regarding the named executive officers for fiscal 2013, the Committee has reviewed market data with respect to peer companies provided by Meridian in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing their respective base salaries. In addition, Meridian has provided guidance on current industry trends and best practices to the Committee. The market data that the Committee reviewed included the base salary, bonus structure, bonus methodology and short and long-term compensation elements paid to executive officers in similar positions at our peer companies. For 2013, the Committee and Meridian collaborated to identify the following companies as "Peer Companies" for comparison purposes: Access Midstream Partners, L.P., Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., LLC, DCP Midstream Partners, L.P., Eagle Rock Energy Partners, L.P., Magellan Midstream Partners, L.P., Targa Resources Partners LP, Regency Energy Partners, L.P., MarkWest Energy Partners, L.P., Western Gas Partners, L.P., Genesis Energy, L.P., NGL Energy Partners, L.P., Semgroup Corp., and Martin Midstream Partners, L.P. We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies' relative position in our industry, relative size/market capitalization, relative complexity of the business, similar organizational structure, competition for similar executive talent and the named executive officers' roles and responsibilities.
In addition, the Compensation Committee has reviewed various relevant compensation surveys with respect to determining compensation for the named executive officers. In determining the long-term incentive component of compensation of our senior executives (including the named executive officers), the Compensation Committee considers individual performance and relative equity holder benefit, the value of similar incentive awards to senior executives at comparable companies, awards made to the company's senior executives in past years, the value of all unvested awards held by the executive, and such other factors as the Compensation Committee deems relevant.
Elements of Compensation.
For fiscal year 2013, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	annual bonus plan awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.
The Committee reviews and makes recommendations regarding the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, annual bonus awards, awards under the long-term incentive plan, retirement and health benefits and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require.
Base Salary. The Compensation Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee's performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, except with respect to the monthly reimbursement payment that we make to Crosstex Energy GP, LLC, all of the base salaries of the named executive officers were allocated to Crosstex Energy, L.P. as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2013 are shown in the Summary Compensation Table on page 86. The base salaries payable to our named executive officers for fiscal 2014 are currently unchanged from the base salaries for fiscal 2013; however, upon the recommendation of the Compensation Committee, the Board has approved the following base salaries for our named executive officers that will become effective upon the closing of the Mergers and the Contribution (the “Closing”): Barry E. Davis $600,000; William W. Davis $395,000; Joe A. Davis $375,000; Michael J. Garberding $400,000; and Stan Golemon $300,000.
Bonus Awards.    The Compensation Committee oversees the Annual Bonus Plan and makes recommendations regarding bonuses to be awarded to each of the named executive officers. The Annual Bonus Plan is applicable to all employees. Under the plan, bonuses are awarded to our named executive officers based on a formulaic approach that utilizes a performance metric that is tied to adjusted EBITDA (see Item 6. "Selected Financial Data" for definition) as a guideline. The same adjusted EBITDA performance metric is used as a guideline for bonuses for all employees. The adjusted EBITDA goals are determined at the beginning of the year by the Board upon the recommendation of the Compensation Committee. Discretionary bonuses in addition to bonuses under the Annual Bonus Plan are awarded from time to time by the Compensation Committee to reward outstanding service to the company.
The final amount of bonus for each named executive officer is determined by the Compensation Committee and recommended for approval by the Board, based upon the Compensation Committee's assessment of whether such executive met his or her performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer's assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer's contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Compensation Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2013. Accordingly, the Compensation Committee and the Board awarded bonuses to the named executive officers ranging from approximately 45% to 94% of base salary for 2013. Such awards were paid in the form of stock awards that immediately vest and were allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc.
The Compensation Committee believes that a portion of executive compensation must remain discretionary and exercises its discretion with respect to bonus awards payable to its named executive officers. The Compensation Committee may exercise its discretion to reduce the amount calculated under the formula as described above, or to supplement the amount to reward or address extraordinary individual performance, challenges and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities, and external competition or opportunities.
Target adjusted EBITDA is based upon a standard of reasonable market expectations and company performance, and varies from year to year. Several factors are reviewed in determining target adjusted EBITDA, including market expectations, internal forecasts and available investment opportunities. For 2013, our adjusted EBITDA levels for bonuses were $200.0 million level for minimum equity bonuses, $220.0 million for minimum cash bonuses, $235.0 million for target cash or equity bonuses and $270.0 million for maximum cash or equity bonuses. The 2013 plan provided for named executive officers to receive bonus payouts of 6% to 13% of base salary at the minimum threshold, payouts ranging from 60% to 125% of base salary at the target level and payouts ranging from 90% to 188% of base salary at the maximum level.
Additionally, on January 14, 2014, the board of directors of Crosstex Energy GP, LLC (the "GP Board"), upon the recommendation of its compensation committee (the "GP Committee), approved and authorized the Partnership to fund a cash bonus plan in an aggregate amount of up to $10.0 million (the “Transaction Bonus Plan”) to reward a broad base of employees, including the named executive officers, for the transactions with Devon. Awards made under the Transaction Bonus Plan are contingent upon the Closing. In February 2014, the GP Committee awarded $1,600,000 to Barry E. Davis under the Transaction Bonus Plan, and the GP Committee and the GP Board approved allocations to the other named executive officers of the following awards under the Transaction Bonus Plan: William W. Davis $250,000; Joe A. Davis $800,000; Michael J. Garberding $800,000; and Stan Golemon $200,000.
Long-Term Incentive Plans.    Our officers and directors are eligible to participate in long-term incentive plans adopted by each of Crosstex Energy, Inc. and Crosstex Energy GP, LLC. We believe that equity awards are instrumental in attracting, retaining, and motivating employees, and align the interests of our officers and directors with the interests of the unitholders. The Board, at the recommendation of the Committee, approves the grants of Partnership units or options to our executive officers. The Committee believes that equity compensation should comprise a significant portion of a named executive officer's compensation, and considers a number of factors when determining the grants to each individual. The considerations include: the general goal of allowing the named executive officer the opportunity to earn aggregate equity compensation (comprised of Crosstex Energy, Inc. stock and Partnership units) in the upper quartile of our Peer Group; the amount of unvested equity held by the individual executive; the executive's performance; and other factors as determined by the Committee.
A discussion of each plan follows:
Crosstex Energy, Inc. Long-Term Incentive Plans.    The Crosstex Energy, Inc. long-term incentive plans provide for the award of stock options, restricted stock, restricted stock units and other awards (collectively, "Awards") for up to 8,975,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2014, approximately 2,464,665 shares remained available under the long-term incentive plans for future issuance to participants. A participant may not receive in any calendar year options or stock awards relating to more than 250,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the applicable long-term incentive plan.
The Compensation Committee administers our long-term incentive plans. The administrator has the power to determine the terms of the options or other awards granted, including the exercise price of the options or other awards, the number of shares subject to each option or other award, the exercisability thereof and the form of consideration payable upon exercise. In addition, the administrator has the authority to grant waivers of the applicable long-term incentive plan terms, conditions, restrictions and limitations. Awards may be granted to employees, consultants and outside directors of Crosstex Energy, Inc.
The Compensation Committee will determine the type or types of Awards made under the plans and will designate the individuals who are to be the recipients of Awards. Each Award may be embodied in an agreement containing such terms, conditions and limitations as determined by the Compensation Committee. Awards may be granted singly or in combination. Awards to participants may also be made in combination with, in replacement of, or as alternatives to, grants or rights under the plans or any other employee benefit plan of the company. All or part of an Award may be subject to conditions established by the Compensation Committee, including continuous service with the company.

•
Stock Options.  Stock options are rights to purchase a specified number of shares of common stock at a specified price. An option granted pursuant to the applicable plan may consist of either an incentive stock option that complies with the requirements of section 422 of the Code, or a nonqualified stock option that does not comply with such requirements. Only employees may receive incentive stock options and such options must have an exercise price per share that is not less than 100% of the fair market value of the common stock underlying the option on the date of grant. Nonqualified stock options also must have an exercise price per share that is not less than the fair market value of the common stock underlying the option on the date of grant. The exercise price of an option must be paid in full at the time an option is exercised.

•
Stock Awards. Stock awards are Awards of shares of common stock of Crosstex Energy, Inc. or units denominated in common stock, including an Award of restricted stock or restricted stock units. The CEI Committee will determine the terms, conditions and limitations applicable to any stock awards. Rights to dividends or dividend equivalents may be extended to and made part of any stock award at the discretion of the CEI Committee. Stock awards will have a vesting period established in the sole discretion of the CEI Committee, provided that the CEI Committee may provide for earlier vesting by reason of death, disability, retirement or otherwise.

•	Cash Awards. Cash awards are Awards denominated and payable in cash. The CEI Committee will determine the terms, conditions and limitations applicable to any cash awards.

•
Performance Awards. At the discretion of the CEI Committee, any of the above-described Awards may be made in the form of a performance award. A performance award is an Award that is subject to the attainment of one or more performance goals. Performance goals need not be based upon an increase or positive result under a particular business criterion and could include, for example, maintaining the status quo or limiting economic losses. The terms, conditions and limitations applicable to any performance award will be decided by the CEI Committee. The Crosstex Energy, Inc. long-term incentive plans do not provide for any right to receive dividend payments or dividend equivalent payments with respect to performance awards during periods occurring prior to the vesting of such performance award. As of January 1, 2014, no performance awards granted remain outstanding.

The Compensation Committee may amend, modify, suspend or terminate the long-term incentive plans, except that no amendment that would impair the rights of any participant to any Award may be made without the consent of such participant, and no amendment requiring stockholder approval under any applicable legal requirements will be effective until such approval has been obtained. No incentive stock options may be granted after the tenth anniversary of the effective date of the plan.
In the event of any corporate transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off or other distribution of stock or property of Crosstex Energy, Inc., the Compensation Committee shall substitute or adjust, as applicable: (i) the number of shares of common stock reserved under the plans and the number of shares of common stock available for issuance pursuant to specific types of Awards as described in the plans, (ii) the number of shares of common stock covered by outstanding Awards, (iii) the grant price or other price in respect of such Awards and (iv) the appropriate fair market value and other price determinations for such Awards, in order to reflect such transactions, provided that such adjustments shall only be such that are necessary to maintain the proportionate interest of the holders of Awards and preserve, without increasing, the value of such Awards.
The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. For fiscal year 2013, Crosstex Energy, Inc. granted 64,292, 31,055, 31,196, 50,437 and 20,072 restricted shares to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, respectively. All performance and restricted shares that we grant are charged against earnings according to FASB ASC 718.
Crosstex Energy GP, LLC Long-Term Incentive Plan.    Crosstex Energy GP, LLC has adopted a long-term incentive plan (the "Plan") for employees, consultants and independent contractors of Crosstex Energy GP, LLC and its affiliates and outside directors of the GP Board who perform services for the Partnership. The long-term incentive plan is administered by the GP Committee and permits the grant of awards, which may be awarded in the form of restricted incentive units or unit options. On May 9, 2013, the Partnership’s unitholders approved the amendment and restatement of the Plan, which increased the number of common units representing limited partner interests in the Partnership authorized for issuance under the Plan by 3,470,000 common units to an aggregate of 9,070,000 common units and made certain other technical amendments. Of the 9,070,000 common units that may be awarded under the long-term incentive plan, 3,754,195 common units remain eligible for future grants by Crosstex Energy GP, LLC as of January 1, 2014. The long-term compensation structure is intended to align the employee's performance with long-term performance for our unitholders.
The GP Board, in its discretion, may terminate or amend the Plan at any time with respect to any units for which a grant has not yet been made. The GP Board also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted subject to the approval requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

•
Unit Options.  The Plan currently permits the grant of options covering common units. Under current policy all unit option grants will have an exercise price that is not less than 100% the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the GP Committee. In addition, the unit options will become exercisable upon a change in control of the Partnership or its general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Upon exercise of a unit option, Crosstex Energy GP, LLC will acquire common units in the open market or directly from the Partnership or any other person or use common units already owned, or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by the Partnership for the difference between the cost incurred by it in acquiring these common units and the proceeds received by it from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by the Partnership. If the Partnership issues new common units upon exercise of the unit options, the total number of common units outstanding will increase, and Crosstex Energy GP, LLC will pay the Partnership the proceeds it received from the optionee upon exercise of the unit option. The unit options granted pursuant to the Plan have been designed to furnish additional compensation to employees, consultants, independent contractors and directors and to align their economic interests with those of common unitholders.

•
Restricted Incentive Units.  Awards of restricted incentive units are rights that entitle the grantee to receive common units of the Partnership upon the vesting of such restricted incentive units. The GP Committee will determine the terms, conditions and limitations applicable to any awards of restricted incentive units. Awards of restricted incentive units will have a vesting period established in the sole discretion of the GP Committee, which may include, without limitation, accelerated vesting upon the achievement of specified performance goals. In addition, the restricted incentive units will vest upon a change of control of the Partnership or of its general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Common units to be delivered upon the vesting of restricted incentive units may be common units acquired by Crosstex Energy GP, LLC in the open market, common units already owned by Crosstex Energy GP, LLC, common units acquired by Crosstex Energy GP, LLC directly from us or any other person or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted incentive units, the total number of common units outstanding will increase. The GP Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted incentive units which entitles the grantee to distributions attributable to the restricted incentive units prior to vesting of such units. The Partnership intends the issuance of the common units upon vesting of the restricted incentive units under the Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, under current policy, Plan participants will not pay any consideration for the common units they receive, and the Partnership will receive no remuneration for the units.

The total value of the equity compensation granted to our named executive officers generally has been allocated 50% in restricted incentive units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. For fiscal year 2013,

Crosstex Energy GP, LLC granted 63,113, 30,468, 30,604, 49,462 and 19,727 restricted incentive units to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, respectively. All restricted incentive units that we grant are charged against earnings according to FASB Accounting Standards Codification 718—"Compensation—Stock Compensation" (ASC 718).
Retirement and Health Benefits.    We offer a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as our other employees. We maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2013, we matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. A portion of the retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.
Perquisites.   We do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry related private lunch club (totaling less than $2,500 per year per person).
Employment and Severance Agreements
All of our named executive officers and certain members of senior management entered into employment agreements with Crosstex Energy GP, LLC as of February 28, 2012. These employment agreements are substantially similar with certain exceptions which are set forth in the following discussion. The term of the agreement for Barry E. Davis is three years, expiring on February 28, 2015. The initial term of the employment agreements for William W. Davis, Joe A. Davis and Michael J. Garberding was two years, but pursuant to amendments entered into on February 25, 2014, the terms of the foregoing agreements were extended until August 31, 2014. The term of the employment agreements for other members of senior management (including Stan Golemon) is one year with automatic extensions such that the remaining term of the agreements will not be less than one year. The employment agreements restrict such employees from disclosing confidential information, soliciting other employees to accept employment with a third party or terminate their employment with our general partner or its affiliates or competing with our general partner and its affiliates, in each case for a period that will continue after the termination of the employee's employment for one year for Barry E. Davis and for six months for the other executive officers and members of senior management. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us. The employment agreements provide a clawback of benefits if the confidential information or noncompetition provisions are breached by a terminated employee following a termination date. In the event of a termination, the terminated employee is required to execute a general release of us in order to receive any benefits under the employment agreements.
Under the employment agreements, employees receive their annual base salary and are eligible to participate in cash and equity incentive bonus programs based on criteria established by the Board. If an employee's employment is terminated without cause (as defined in the employment agreement), or is terminated by the employee for good reason (as defined in the employment agreement), or is terminated due to the employee's death, disability or adjudication of legal incompetence, the employment agreement provides that the employee will be entitled to receive (i) his or her base salary up to the date of termination, (ii) any unpaid annual bonus with respect to the prior year that has been earned as of or prior to the date of termination (iii) a pro-rata portion of the higher of (x) the target amount of his or her annual bonus and (y) the projected annual bonus, in each case calculated based upon the number of days in the performance period prior up to the date of termination, (iv) an amount equal to the cost to the employee for the premium for health insurance continuation under COBRA for an 18-month period, (v) such other fringe benefits (excluding any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company and already earned or accrued as of the date of termination (collectively, the "Termination Fee") and (vi) a lump sum severance amount equal to one year of the employee's then current base salary, plus one times the target annual bonus for the year of termination (the amount listed in (vi) the “Severance Benefit); provided, however, that the Severance Benefit for the Chief Executive Officer is multiplied by two.
Potential Payments Upon Termination and a Change of Control.
As described above, the employment agreements for our named executive officers and certain members of senior management provide for payment to be made to them under certain circumstances upon the termination of their employment. In connection with determining the type, amount and timing of the payment to be made upon the termination of employment under the employment agreements, the Committee reviewed available market information and identified those payments and provision that the Committee deemed to be appropriate for inclusion in the employment agreements. In the event of an executive officer's termination without cause, or a termination by the employee for good reason, within 120 days prior to or one year following a change of control (as defined in the employment agreements), Barry E. Davis would be entitled to receive the

Termination Fee plus a lump sum severance amount equal to three times the Severance Benefit, and William W. Davis, Joe A. Davis and Michael J. Garberding each would be entitled to receive the Termination Fee plus a lump sum severance amount equal to two times the Severance Benefit. Other members of senior management (including Stan Golemon) do not receive an increase in the Severance Benefit if they are terminated in connection with a change of control.
If the payments and benefits provided to an executive officer (i) constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code and exceed three times executive officer’s “base amount” as defined under Internal Revenue Code Section 280G(b)(3), and (ii) would be subject to the excise tax imposed by Internal Revenue Code Section 4999, then the executive officer’s payments and benefits shall be either (A) paid in full, or (B) reduced and payable only as to the maximum amount which would result in no portion of such payments and benefits being subject to excise tax under Internal Revenue Code Section 4999, whichever results in the receipt by the executive officer on an after-tax basis of the greatest amount (taking into account the applicable federal, state and local income taxes, the excise tax imposed by Internal Revenue Code Section 4999 and all other taxes, including any interest and penalties, payable by the executive officer).
With respect to the long-term incentive plans, the amounts to be received by our named executive officers in the event of a change in control (as defined in the long-term incentive plans) will be automatically determined based on the number of units or shares of common stock underlying any unvested equity incentive awards held by a named executive officer at the time of a change in control. The terms of the long-term incentive plans were determined based on past practice and the applicable compensation committee's understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the applicable compensation committee.
Upon a change in control, all granted awards will automatically vest and become payable or exercisable, as the case may be, in full, and any performance criteria may, subject to the award, terminate or be deemed to have been achieved at the maximum level. The consummation of the Mergers and Contribution will constitute a change in control of the Partnership, our general partner and CEI under the applicable long-term incentive plans (the “Devon Change in Control”).
Notwithstanding the foregoing, in connection with the Merger Agreement and the Contribution Agreement, Barry E. Davis, Michael J. Garberding and Joe A. Davis each agreed to waive certain rights with respect to the acceleration and vesting of awards in connection with the Devon Change in Control. As a result of such waiver, the applicable awards will not become payable or vest solely as a result of the Devon Change in Control unless a qualifying termination occurs on or after the Closing. Such awards granted in or with respect to shares of our common stock will be converted from awards in respect of shares of our common stock to awards in respect of EnLink Midstream common units. Awards granted in or with respect to the Partnership’s common units will be unchanged following the Devon Change in Control. As consideration for such waivers, our Board and the GP Board, upon the recommendation of their respective compensation committees, approved and authorized us and the Partnership and GP to fund a cash bonus pool in an aggregate amount of approximately $600,000 to provide cash awards to these individuals. In February 2014, the compensation committees awarded $257,335 to Barry E. Davis pursuant to this cash bonus pool, and the compensation committees, the Board and the GP Board approved allocations of $113,548 and $195,702 to Joe A. Davis and Michael J. Garberding, respectively, pursuant to this cash bonus pool. The payment of any such cash bonus awards is contingent upon the Closing.

Additionally, certain other of our employees, including Stan Golemon (each, an “Electing Employee”), have agreed to waive their right to accelerated vesting with respect to 50% of their currently unvested equity awards (the “Waiver Awards”) granted under the Plan and the our long-term incentive plans. Each Electing Employee’s Waiver Awards will be amended, effective immediately prior to the Closing to provide that such awards will not vest at such time but will vest on the second anniversary of the Closing. Upon vesting, the Waiver Awards will entitle the Electing Employee to (i) the number of Partnership common units equal to the number of Partnership common units subject to such Waiver Awards and/or (ii) the number of EnLink Midstream common units equal to the number of shares of our common stock subject to the Waiver Awards, as applicable. The remaining 50% of the unvested equity awards in us and the Partnership held by each Electing Employee will vest in accordance with the terms of the applicable benefit plan as described above.

As consideration for agreeing to waive the right to accelerated vesting with respect to the Waiver Awards, each Electing Employee will receive (i) a new restricted incentive units award under the Plan for a number of Partnership common units equal to 50% of the Partnership common units subject to the applicable Waiver Awards (rounded up, as necessary, to the nearest whole number of Partnership common units) and (ii) a new restricted incentive units award under the EnLink Midstream, LLC 2014 Long-Term Incentive Plan, which was adopted by the board of directors of the manager of EnLink Midstream and approved by the unitholder of EnLink Midstream in February 2014, for a number of EnLink Midstream common units equal to (1) 50% of the shares of our common stock subject to the applicable Waiver Awards plus (2) an amount of EnLink Midstream common units to be determined by dividing (x) the product of the per share cash consideration to be paid to our stockholders pursuant to the Mergers (which consideration will be equal to $100,000,000 divided by the number of shares of common stock issued and outstanding immediately prior to the Closing) and the number of shares of common stock subject to the applicable Waiver Awards by (y) the closing price of the EnLink Midstream common units on the first day of trading following the Closing (in each case rounded up, as necessary, to the nearest whole number of EnLink Midstream common units) (collectively, the “New Awards”). The New Awards will be awarded following the Closing and will vest on the second anniversary of the Closing (unless a qualifying termination (as defined in the applicable award agreement) occurs during such two-year period).

The proposal regarding the Waiver Awards was made pursuant to the terms of the Merger Agreement and the Contribution Agreement and was authorized by our Board and the GP Board, upon the recommendation of their respective compensation committees.
The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2013 are set forth in the table in the section below entitled Payments Upon Termination or Change in Control.
Role of Executive Officers in Executive Compensation.
The Board, upon recommendation of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Barry E. Davis, the Chief Executive Officer, reviews his recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for the named executive officers. Barry E. Davis does not make any recommendations regarding his personal compensation.
Tax and Accounting Considerations.
Our equity compensation grant policies have been impacted by the implementation of FASB ASC 718, which we adopted effective January 1, 2006. Under this accounting pronouncement, we are required to value unvested unit options granted prior to our adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period. As a result, we currently intend to discontinue grants of unit option and stock option awards and instead grant restricted unit and restricted stock awards to the named executive officers and other employees. We have structured the compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. In 2013, none of the named executive officers or other employees had non-performance based compensation paid in excess of the $1.0 million tax deduction limit contained in Internal Revenue Code Section 162(m).

Summary Compensation Table
The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry E. Davis	2013	525,000	492,188	1,609,522	—	—	—	266,774	(3)	2,893,484
President and Chief Executive	2012	500,000	406,250	1,333,787	—	—	—	257,496		2,497,533
Officer	2011	460,000	545,882	1,418,773	—	—	—	195,958		2,620,613
William W. Davis	2013	395,000	266,625	751,112	—	—	—	165,039	(4)	1,577,776
Executive Vice President and	2012	385,000	225,225	800,272	—	—	—	185,462		1,595,959
Chief Operating Officer	2011	352,692	376,675	917,837	—	—	—	151,644		1,798,848
Joe A. Davis	2013	350,000	236,250	751,112	—	—	—	134,082	(5)	1,471,444
Executive Vice President and	2012	335,000	163,313	640,212	—	—	—	156,960		1,295,485
General Counsel	2011	315,000	242,992	620,948	—	—	—	145,004		1,323,944
Michael J. Garberding	2013	350,000	224,100	1,465,519	—	—	—	164,596	(6)	2,204,215
Executive Vice President and	2012	290,000	141,375	640,212	—	—	—	138,874		1,210,461
Chief Financial Officer	2011	256,538	197,894	848,713	—	—	—	88,124		1,391,269
Stan Golemon	2013	285,000	128,250	536,512	—	—	—	102,847	(7)	1,052,609
Senior Vice President	2012	275,000	89,375	533,515	—	—	—	99,281		997,171
	2011	249,615	124,808	445,253	—	—	—	80,363		900,039
_______________________________________________________________________________

(1)
Bonuses include all payments made under the Annual Bonus Plan. For 2013 and 2012, the named executive officers received bonuses in the form of stock awards that immediately vest. The amounts shown for 2013 and 2012 represent the grant date fair value of awards computed in accordance with FASB ASC 718. Such awards were allocated 50% in restricted incentive units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. See "Bonus Awards" above.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards.

(3)
Amount of all other compensation for Mr. Barry Davis includes professional organization and social club dues, a matching 401(k) contribution of $18,368, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount $165,216 in 2013, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $80,673 in 2013.

(4)
Amount of all other compensation for Mr. William Davis includes professional organization and social club dues, a matching 401(k) contribution of $20,658, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount of $94,726 in 2013 and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $47,138 in 2013.

(5)
Amount of all other compensation for Mr. Joe Davis includes professional organization and social club dues, a matching 401(k) contribution of $17,900, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount of $76,388 in 2013, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $37,278 in 2013.

(6)
Amount of all other compensation for Mr. Michael Garberding includes professional organization and social club dues, a matching 401(k) contribution of $17,500, distributions on restricted incentive units of Crosstex Energy, L.P. in the amount of $97,843 in 2013, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $46,737 in 2013.

(7)
Amount of all other compensation for Mr. Stan Golemon includes a matching 401(k) contribution of $15,782, distributions on restricted incentive units of Crosstex Energy, L.P. in the amount of $56,970 in 2013, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $27,578 in 2013.

Grants of Plan-Based Awards for Fiscal Year 2013 Table
The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2013, including, but not limited to, awards made under the Crosstex Energy, Inc. Long-Term Incentive Plans and the Crosstex Energy GP, LLC Long-Term Incentive Plan.

CROSSTEX ENERGY, INC.—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares		Grant Date Fair Value of Share Awards
Barry E. Davis	1/15/2013	52,301	(1)	$803,343
	3/4/2013	11,991	(2)	$203,128
William W. Davis	1/15/2013	24,407	(1)	$374,892
	3/4/2013	6,648	(2)	$112,617
Joe A. Davis	1/15/2013	24,407	(1)	$374,892
	3/4/2013	6,789	(2)	$115,006
Michael J. Garberding	1/15/2013	31,381	(1)	$482,012
	3/4/2013	6,789	(2)	$115,006
	8/7/2013	12,267	(3)	$245,831
Stan Golemon	1/15/2013	17,434	(1)	$267,786
	3/4/2013	2,638	(2)	$44,688
_______________________________________________________________________________

(1)	These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited and vest 100% on January 1, 2016.

(2)	These grants vested on March 8, 2013.

(3)	These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited and vest 100% on July 31, 2016.
CROSSTEX ENERGY GP, LLC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Units(1)		Grant Date Fair Value of Unit Awards
Barry E. Davis	1/15/2013	51,546	(1)	$806,179
	3/4/2013	11,567	(2)	$203,117
William W. Davis	1/15/2013	24,055	(1)	$376,220
	3/4/2013	6,413	(2)	$112,612
Joe A. Davis	1/15/2013	24,055	(1)	$376,220
	3/4/2013	6,549	(2)	$115,000
Michael J. Garberding	1/15/2013	30,928	(1)	$483,714
	3/4/2013	6,549	(2)	$115,000
	8/7/2013	11,985	(3)	$253,962
Stan Golemon	1/15/2013	17,182	(1)	$268,726
	3/4/2013	2,545	(2)	$44,690
_______________________________________________________________________________

(1)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2016.

(2)	These grants vested on March 8, 2013.

(3)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on July 31, 2016.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2013
The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2013, including, but not limited to, awards made under the Crosstex Energy, Inc. Long-Term Incentive Plans and the Crosstex Energy GP, LLC Long-Term Incentive Plans.
CROSSTEX ENERGY, INC.—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	51,919	(1)	1,877,391	—	—
						23,148	(3)	837,032
						50,080	(4)	1,810,893
						52,301	(5)	1,891,204
William W. Davis	—	—	—	—	—	29,204	(1)	1,056,017	—	—
						18,519	(3)	669,647
						30,048	(4)	1,086,536
						24,407	(5)	882,557
Joe A. Davis	—	—	—	—	—	26,665	(1)	964,206	—	—
						6,944	(3)	251,095
						24,038	(4)	869,214
						24,407	(5)	882,557
Michael J. Garberding	—	—	—	—	—	13,826	(1)	499,948	—	—
						27,778	(3)	1,004,452
						24,038	(4)	869,214
						31,381	(5)	1,134,737
						12,267	(6)	443,575
Stan Golemon	—	—	—	—	—	13,826	(1)	499,948	—	—
						9,259	(3)	334,805
						20,032	(4)	724,357
						17,434	(5)	630,413
_______________________________________________________________________________

(1)	Restricted shares vested on January 1, 2014.

(2)	The closing price for the common shares was $36.16 as of December 31, 2013.

(3)	Restricted shares vest on August 15, 2014.

(4)	Restricted shares vest on January 1, 2015.

(5)	Restricted shares vest on January 1, 2016.

(6)	Restricted shares vest on July 31, 2016.

CROSSTEX ENERGY GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	31,944	(1)	881,654	—	—
						15,272	(3)	421,507
						38,250	(4)	1,055,700
						51,546	(5)	1,422,670
William W. Davis	—	—	—	—	—	17,969	(1)	495,944	—	—
						12,217	(3)	337,189
						22,950	(4)	633,420
						24,055	(5)	663,918
Joe A. Davis	—	—	—	—	—	16,406	(1)	452,806	—	—
						4,582	(3)	126,463
						18,360	(4)	506,736
						24,055	(5)	663,918
Michael J. Garberding	—	—	—	—	—	8,507	(1)	234,793	—	—
						18,326	(3)	505,798
						18,360	(4)	506,736
						30,928	(5)	853,613
						11,985	(6)	330,786
Stan Golemon	—	—	—	—	—	8,507	(1)	234,793	—	—
						6,109	(3)	168,608
						15,300	(4)	422,280
						17,182	(5)	474,223
_______________________________________________________________________________

(1)	Restricted incentive units vested on January 1, 2014.

(2)	The closing price for the common units was $27.60 as of December 31, 2013.

(3)	Restricted incentive units vest on August 15, 2014.

(4)	Restricted incentive units vest on January 1, 2015.

(5)	Restricted incentive units vest on January 1, 2016.

(6)	Restricted incentive units vest on July 31, 2016.

Units and Shares Vested Table for Fiscal Year 2013
The following table provides information related to the vesting of restricted incentive units and restricted shares during fiscal year ended 2013.
UNITS AND SHARES VESTED

	Crosstex Energy, Inc. Share Awards			Crosstex Energy, L.P. Unit Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting		Number of Units Acquired on Vesting	Value Realized on Vesting
Barry E. Davis	46,714	$711,248	(1)	46,290	$711,684	(2)
William W. Davis	37,205	$556,455	(3)	36,970	$559,070	(4)
Joe A. Davis	37,346	$558,964	(5)	37,106	$561,498	(6)
Michael J. Garberding	22,205	$373,836	(7)	20,414	$343,858	(8)
Stan Golemon	16,527	$246,098	(9)	16,434	$247,510	(10)
_______________________________________________________________________________

(1)	Consists of 34,723 shares at $14.34 per share and 11,991 shares at $17.79 per share.

(2)	Consists of 34,723 units at $14.55 per unit and 11,567 units at $17.85 per unit.

(3)	Consists of 30,557 shares at $14.34 per share and 6,648 shares at $17.79 per share

(4)	Consists of 30,557 units at $14.55 per unit and 6,413 units at $17.85 per unit.

(5)	Consists of 30,557 shares at $14.34 per share and 6,789 shares at $17.79 per share.

(6)	Consists of 30,557 units at $14.55 per unit and 6,549 units at $17.85 per unit.

(7)	Consists of 9,723 shares at $14.34 per share, 5,693 shares at $19.96 per share and 6,789 shares at $17.79 per share.

(8)	Consists of 9,723 units at $14.55 per unit, 4,142 units at $20.64 per unit and 6,549 units at $17.85 per unit.

(9)	Consists of 13,889 shares at $14.34 per share and 2,638 at $17.79 per share.

(10)	Consists of 13,889 units at $14.55 per unit and 2,545 units at $17.85 per unit.

Payments Upon Termination or Change of Control
The following tables show potential payments that would have been made to the named executive officers as of December 31, 2013.

Name and Principal Position	Payment Under Employment Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Employment Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Employment Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Employment Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	3,047,741	28,991	—	4,228,991	10,198,051
President and Chief Executive Officer
William W. Davis	1,125,676	19,676	—	1,876,176	5,825,228
Executive Vice President
and Chief Operating Officer
Joe A. Davis	1,008,991	28,991	—	1,673,991	4,716,995
Executive Vice President
and General Counsel
Michael J. Garberding	1,008,991	28,991	—	1,673,991	6,383,652
Executive Vice President
and Chief Financial Officer
Stan Golemon	646,264	19,264	—	646,264	3,489,429
Senior Vice President
_______________________________________________________________________________

(1)
Each named executive officer is entitled to the Termination Fee plus a lump sum amount equal to one times (two times in the case of the Chief Executive Officer) his then current base salary plus one times (two times in the case of the Chief Executive Officer) the target annual bonus for the year of termination if he is terminated without cause or due to death or disability, or if he terminates employment for good reason (as defined in the employment agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(2)
Each named executive officer is entitled to health care benefits equal to a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months if he is terminated without cause or due to death or disability, or if he terminates employment for good reason.

(3)
Each named executive officer is entitled to his then current base salary up to the date of termination plus such other fringe benefits (other than any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination if he is terminated for cause (as defined in the employment agreement) or he terminates employment without good reason. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(4)
Each named executive officer (except Mr. Golemon) is entitled to the Termination Fee plus a lump sum payment equal to two times (three times in the case of the Chief Executive Officer) his then current base salary plus two times (three times in the case of the Chief Executive Officer) the target annual bonus for the year of termination if he is terminated without cause or if he terminates employment for good reason within one-hundred and twenty (120) days prior to or one (1) year following a change in control (as defined in the employment agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. A change in control event does not impact the payment to which Mr. Golemon would otherwise be entitled. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(5)
Each named executive officer is entitled to accelerated vesting of outstanding equity awards in the event of a change in control (as defined under the long term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2013.

Compensation of Directors for Fiscal Year 2013
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
James C. Crain	171,083	74,993	2,325	248,401
Leldon E. Echols	124,750	75,005	3,933	203,688
Bryan H. Lawrence	—	—	—	—
Cecil E. Martin	106,542	75,005	3,933	185,480
Robert F. Murchison	153,542	74,993	2,325	230,860
_______________________________________________________________________________

(1)
Messrs Crain, Echols. Martin and Murchison were granted awards of restricted incentive units of Crosstex Energy, Inc. on May 9, 2013 with a fair market value of $18.30 per unit and that will vest on May 9, 2014 in the following amounts, respectively: 4,098, 2,049, 2,049 and 4,098. Messrs. Echols and Martin were granted awards of restricted shares of Crosstex Energy, L.P. on , May 9, 2013 with a fair market value of $19.03 per share and that will vest on May 9, 2014 in the following amounts, respectively: 1,971 and 1,971. The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2013, Messrs. Crain, Echols, Martin and Murchison held aggregate outstanding restricted share awards, in the following amounts, respectively: 4,098, 2,049, 2,049 and 4,098. At December 31, 2013, Messrs. Echols and Martin held aggregate outstanding restricted incentive unit awards of Crosstex Energy, L.P. in the following amounts, respectively: 1,971 and 1,971. Mr. Lawrence held no outstanding restricted share awards at December 31, 2013.

(2)	Other Compensation is comprised of dividends on restricted incentive units.

(3)
Messrs. Crain and Murchison serve only on our Board, and unlike the other Board members listed, none of their compensation is allocated to their service on the board of directors of Crosstex Energy GP, LLC.

Each director of Crosstex Energy, Inc. (other than Mr. Lawrence) is paid an annual retainer fee of $50,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting that is attended, other than the Audit Committee which pays a fee of $3,000 per meeting. The respective Chairs of each committee receive the following annual fees: Audit—$12,000, Compensation—$10,000, Governance—$10,000, Finance—$5,000 and Conflicts—$2,500. Directors are also reimbursed for related out-of-pocket expenses. Barry E. Davis, as an executive officer of Crosstex Energy GP, LLC, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. For directors that serve on both the boards of Crosstex Energy GP, LLC and Crosstex Energy, Inc., the above listed fees are generally allocated 75% to us and 25% to Crosstex Energy, Inc., except in the case for service on the Audit Committee, where the Chair is paid a separate fee for each entity and meeting fees are split 50% to each entity. The Governance Committee annually reviews and makes recommendations to the Board regarding the compensation of the directors. Mr. Lawrence received no compensation in 2013.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended 2013, the Committee was composed of Robert F. Murchison (Chairman) and Cecil E. Martin, Jr. No member of the Compensation Committee was an officer or employee of the Company during the last fiscal year, was formerly an officer or employee of the Company or had any relationship otherwise requiring disclosure hereunder. None of our executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on our Board or Compensation Committee.

Board Leadership Structure and Risk Oversight
The Board has no policy that requires that the positions of the Chairman of the Board (the "Chairman") and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills, and experience of the Board and its members, specific challenges faced by the Company or the industry in which it operates, and governance efficiency. Based on these factors, the Board has elected Barry E. Davis to serve as our Chairman and Chief Executive Officer, and elected Bryan H. Lawrence to serve as Lead Director. The Board believes this is the most appropriate structure for the Company at this time because it makes the best use of Mr. Lawrence's skills and experience, while enhancing Mr. Davis' ability to lead decisively and communicate the Company's message and strategy clearly and consistently to its shareholders, employees, and customers.
The Board is responsible for risk oversight. Management has implemented internal processes to identify and evaluate the risks inherent in the company's business and to assess the mitigation of those risks. The Audit Committee has reviewed the risk assessments with management and provided reports to the Board regarding the internal risk assessment processes, the risks identified, and the mitigation strategies planned or in place to address the risks in the business. The Board and the Audit Committee each provide insight into the issues, based on the experience of their members, and provide constructive challenges to management's assumptions and assertions.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Crosstex Energy, Inc. Ownership
The following table shows the beneficial ownership of Crosstex Energy, Inc. as of February 14, 2014, held by:

•	each person who beneficially owns 5% or more of the stock then outstanding;

•	all the directors of Crosstex Energy, Inc.;

•	each named executive officer of Crosstex Energy, Inc.; and

•	all the directors and executive officers of Crosstex Energy, Inc. as a group.
Percentages reflected in the table below are based on a total of 48,021,537 shares of common stock outstanding as of February 14, 2014.

Name of Beneficial Owner(1)	Shares of Common Stock	Percent
GSO Crosstex Holdings, LLC(2)	7,000,000	14.58%
Chickasaw Capital Management, LLC(3)	4,149,252	8.64%
Black Rock Inc.	2,644,471	5.51%
Barry E. Davis (4)	1,722,083	3.59%
William W. Davis (4)	266,633	*
Joe A. Davis (4)	108,843	*
Stan Golemon (4)	46,459	*
Michael J. Garberding (4)	50,302	*
James C. Crain (5)	52,298	*
Leldon E. Echols (4)	22,400	*
Bryan H. Lawrence (4)	1,720,267	3.58%
Cecil E. Martin (4)	12,400	*
Robert F. Murchison (6)	274,150	*
All directors and executive officers as group (10 persons)	4,275,835	8.90%
_______________________________________________________________________________

*	Less than 1%.

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings, LLC which is 345 Park Avenue, New York, New York 10154; Chickasaw Capital Management, LLC which is

6075 Poplar Ave., Suite 402 Memphis, TN 38119; Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; Black Rock Inc., which is 40 East 52nd street, New York, NY 10022.

(2)
As reported on Schedule 13D and Form 4 filed with the SEC in joint filings with Blackstone / GSO Capital Solutions Fund LP, Blackstone / GSO Capital Solutions Associates LLC, Bennett J. Goodman, J. Albert Smith III, Douglas I. Ostrover, GSO Holdings I LLC, Blackstone Holdings I L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C., Stephen A. Schwarzman, GSO Capital Partners LP, GSO Advisor Holdings L.L.C., GSO Special Situation Fund LP, and GSO Special Situations Overseas Master Fund Ltd. Such persons shared voting and dispositive power with respect to the shares.

(3)	As reported on Schedule 13G filed with the SEC.

(4)	These individuals each hold ownership in Crosstex Energy, L.P. as indicated in the following table.

(5)	1,000 of these shares are held by the James C. Crain Trust.

(6)	169,462 shares are held by Murchison Capital Partners, L.P. Mr. Murchison is the President of the Murchison Management Corp., which serves as the general partner of Murchison Capital Partners, L.P.
Crosstex Energy, L.P. Ownership
The following table shows the beneficial ownership of units of Crosstex Energy, L.P. as of February 14, 2014, held by:

•	each person who beneficially owns 5% or more of any class of units then outstanding;

•	all the directors of Crosstex Energy GP, LLC;

•	each named executive officer of Crosstex Energy GP, LLC; and

•	all the directors and executive officers of Crosstex Energy GP, LLC as a group.
Percentages reflected in the table are based upon a total of 91,534,187 common units as of February 14, 2014.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Total Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Crosstex Energy, Inc.	16,414,830	17.93%	—	—	16,414,830	15.11%
GSO Crosstex Holdings, LLC(2)	902,162	0.99%	17,095,132	100.00%	17,997,294	16.57%
Kayne Anderson Capital Advisors(3)	7,963,188	8.70%	—	—	7,963,188	7.33%
Clearbridge Investments, LLC	5,800,200	6.34%	—	—	5,800,200	5.34%
OppenheimerFunds, Inc.	7,489,667	8.18%	—	—	7,489,667	6.89%
Oppenheimer StellPath MLP Fund	5,747,331	6.28%			5,747,331	5.29%
Barry E. Davis(4)	366,036	*	—	—	366,036	*
William W. Davis(4)	114,563	*	—	—	114,563	*
Joe A. Davis(4)	50,310	*	—	—	50,310	*
Stan Golemon(4)	32,215	*	—	—	32,215	*
Michael J. Garberding(4)	42,397	*	—	—	42,397	*
Rhys J. Best(5)	107,333	*	—	—	107,333	*
Leldon E. Echols(4)	19,153	*	—	—	19,153	*
Bryan H. Lawrence(4)	—	—	—	—	—	—
Cecil E. Martin(4)	27,563	*	—	—	27,563	*
D. Dwight Scott	—	—	—	—	—	—
Kyle D. Vann	75,304	*	—	—	75,304	*
All directors and executive officers as a group (11 persons)	834,874	0.91%	—	—	834,874	0.77%
_______________________________________________________________________________

*	Less than 1%

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings LLC, which is 280 Park Avenue, 11th Floor, New York, NY 10017; Kayne Anderson Capital Advisors, L.P., which is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; Clearbridge Investment, LLC, which is 620 8th Avenue, New York Avenue. New York, NY 10018; OpperheimerFunds, Inc, which is 225 liberty street New York, NY 10281; Oppenheimer SteelPath MLP Income Fund, which is 6803 South Tucson Way, Centennial, CO 80112.

(2)
As reported on Schedule 13D and Form 4 filed with the SEC in joint filings with Blackstone / GSO Capital Solutions Fund LP, Blackstone / GSO Capital Solutions Associates LLC, Bennett J. Goodman, J. Albert Smith III, Douglas I. Ostrover, GSO Holdings I LLC, Blackstone Holdings I L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C., Stephen A. Schwarzman, GSO Capital Partners LP, GSO Advisor Holdings L.L.C., GSO Special Situation Fund LP, and GSO Special Situations Overseas Master Fund Ltd. Such persons share voting and dispositive power with respect to the units.

(3)	As reported on Schedule 13G filed with the SEC in a joint filing with Richard A. Kayne. Such persons report shared voting and dispositive power with respect to the units.

(4)	These individuals each hold an ownership interest in Crosstex Energy, Inc. as indicated in the table above.

(5)
Of these units, 15,000 are held by the Best Grandchildren's Trust, 30,000 are held by the Anne E. Stone Trust, and 30,000 are held by the Paul Best Trust. The beneficiaries of these trusts are members of Mr. Best's family.

Beneficial Ownership of General Partner Interest
Crosstex Energy GP, LLC owns all of our general partner interest and all of our incentive distribution rights. Crosstex Energy GP, LLC is 100% owned by Crosstex Energy, Inc.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity Compensation Plans Approved By Security Holders(1)	1,468,033	(2)	$6.50	(3)	2,464,665
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A
_______________________________________________________________________________

(1)
Our Amended and Restated Long-Term Incentive Plan was approved by our unitholders in May 2013 for the benefit of our officers, employees and directors. See Item 11, "Executive Compensation—Compensation Discussion and Analysis." The plan, as amended, provides for the issuance of a total of 4,385,000 common share options and restricted shares.

(2)	The number of securities includes 1,453,033 restricted shares and 15,000 share options that have been granted under our long-term incentive plan that have not vested or exercised.

(3)	The exercise prices for outstanding options under the plan as of December 31, 2013 was $6.50 per share.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Relationship with Crosstex Energy, L.P.
General.    We own (directly and indirectly) 16,414,830 common units, representing an approximate 15.0% limited partnership interest, of the Partnership, the general partner interest in the Partnership and the incentive distribution rights in the Partnership. Our ability, as owner of the Partnership's general partner, to manage and operate the Partnership and our ownership of an approximate 15.0% limited partner interest effectively gives us the ability to veto some of the Partnership's actions and to control its management. We pay the Partnership a fee for administrative and compensation costs incurred by the Partnership on our behalf. During 2013, this cost reimbursement was approximately $0.08 million per month.

Omnibus Agreement.    Concurrently with the closing of the Partnership's initial public offering, we entered into an agreement with the Partnership, Crosstex Energy GP, LLC and the Partnership's former general partner that governs potential competition among us and the other parties to the agreement (the "omnibus agreement"). We agreed, for so long as the Partnership's general partner or any of our affiliates is a general partner of the Partnership, not to engage in the business of gathering, transmitting, treating, processing, storing and marketing of natural gas and the transportation, fractionation, storing and marketing of natural gas liquids unless we first offer the Partnership the opportunity to engage in this activity or acquire this business, and the board of directors of Crosstex Energy GP, LLC, with the concurrence of its conflicts committee, elects to cause it not to pursue such opportunity or acquisition. In addition, we have the ability to purchase a business that has a competing natural gas gathering, transmitting, treating, processing and producer services business if the competing business does not represent the majority in value of the business to be acquired and we offer the Partnership the opportunity to purchase the competing operations following the acquisition. The noncompetition restrictions in the omnibus agreement do not apply to the assets retained and business conducted by us at the closing of the Partnership's initial public offering. Except as provided above, we and our controlled affiliates are not prohibited from engaging in activities that compete directly with the Partnership.
Related Party Transactions
Reimbursement of Costs to the Partnership.    We paid the Partnership $1.0 million, $0.7 million and $0.8 million during the years ended December 31, 2013, 2012, and 2011, respectively, to cover our portion of administrative and compensation costs for officers and employees that perform services for us. The reimbursement to the Partnership to cover the portion of administrative and compensation costs for officers and employees is evaluated on an annual basis. Officers and employees that perform services for us provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to us for reimbursement based on these time estimates. In addition, an administrative burden is added to such costs to reimburse the Partnership for additional support costs, including, but not limited to, consideration for rent, office support and information service support.
Expense Reimbursement Agreement. In connection with the execution of the Merger Agreement and the Contribution Agreement, we entered into an expense reimbursement agreement with the Partnership pursuant to which we have agreed to reimburse the Partnership for its reasonable documented out-of-pocket fees and expenses incurred in connection with the Merger Agreement or the Contribution Agreement, up to a maximum of $2 million, in the event that the Merger Agreement is terminated under circumstances in which we are obligated to pay Devon a termination fee. However, we will not be required to reimburse the Partnership if (i) we terminate the merger agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or (ii) the Merger Agreement is otherwise terminated and we are obligated to pay the termination fee as a result of entering into an Acquisition Proposal (as defined in the Merger Agreement) within 12 months of such termination, in each case if, prior to or substantially concurrent with our execution of a definitive agreement with respect to any such transaction, the Partnership also enters into a transaction involving the acquisition of 40% or more of its consolidated assets or its outstanding common units.
Approval and Review of Related Party Transactions.    If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to our Board or our senior management, as appropriate.
Director Independence
See "Item 10. Directors, Executive Officers and Corporate Governance" for information regarding director independence.
Item 14.    Principal Accounting Fees and Services
Audit Fees
The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2013 and December 31, 2012, review of our internal control procedures for the fiscal years ended December 31, 2013 and December 31, 2012, and the reviews of the financial statements included in our Quarterly Reports on Forms 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $305,000 and $235,000, respectively. The fees for professional services rendered for the audit of Crosstex Energy, L.P.'s annual financial statements for each of the fiscal years ended December 31, 2013 and December 31, 2012, review of our internal control procedures for the fiscal year ended December 31, 2013 and December 31, 2012, and the reviews of the financial statements included in Crosstex Energy, L.P.'s Quarterly Reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $1.4 million and $1.2 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings of Crosstex Energy, L.P.

Audit-Related Fees
KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 that were not included in the audit fees listed above.
Tax Fees
KPMG did not perform any tax related services for the years ended December 31, 2013, 2012 and 2011.
All Other Fees
KPMG did not render services to us, other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2013, 2012 and 2011.
Audit Committee Approval of Audit and Non-Audit Services
All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. In 2014, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG's independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(b)	See the Index to Financial Statements on page F-1.

(c)	Schedule I—Parent Company Statements on page F-41.

(d)	Exhibits
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number			Description
2.1	**	—
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

2.2	**	—
Agreement and Plan of Merger, dated as of October 21, 2013, by and among Devon Energy Corporation, Devon Gas Services, L.P., Acacia Natural Gas Corp I, Inc., Crosstex Energy, Inc., EnLink Midstream, LLC(formerly known as New Public Rangers, L.L.C.), Boomer Merger Sub, Inc. and Rangers Merger Sub, Inc.(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated October 21, 2013, filed with the Commission on October 22, 2013, file No. 000-50536).

2.3	**	—
Contribution Agreement, dated as of October 21, 2013, by and among Devon Energy Corporation, Devon Gas Corporation, Devon Gas Services, L.P., Southwestern Gas Pipeline, Inc., Crosstex Energy, L.P. and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K, dated October 21, 2013, filed with the Commission on October 22, 2013, file No.000-50067).

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
Amendment No. 5 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of February 27, 2014 (incorporated by reference to Exhibit 3.8 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on February 28, 2014, file No. 000-50067).

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
Indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

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
Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers' 87/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Commission on August 7, 2012, file No. 000-50067).

4.9	—
Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy,  L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Crosstex Energy, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Commission on August 7, 2012, file No. 000-50067).

4.10	—
Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers' 87/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated October 2, 2012, filed with the Commission on October 5, 2012, file No. 000-50067).

4.11		—
Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated October 2, 2012, filed with the Commission on October 5, 2012, file No. 000-50067).

4.12		—
Registration Rights Agreement, dated August 6, 2013, by and among Crosstex Energy, Inc. and Blackstone / GSO Capital Solutions Overseas Master Fund L.P. and Blackstone / GSO Capital Solutions Fund LP (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, file No. 000-50536).

10.1	†	—
Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006, file No. 000-50536).

10.2	†	—
Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50067).

10.3	†	—
Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50536).

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
Form of Restricted Incentive Unit Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50067).

10.8	†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50536).
10.9	†	—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50536).
10.10	†	—	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007, file No. 000-50536).
10.11	†	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003, file No. 000-50536).
10.12		—
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

10.14		—
First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 2, 2011, filed with the Commission on May 3, 2011, file No. 000-50067).

10.15		—
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

10.16		—
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

10.17		—
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

10.18		—
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

10.19		—
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

10.20		—
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

10.21		—
Eighth Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated August 28, 2013, filed with the Commission on August 30, 2013, file No. 000-50067).

10.22		—
Ninth Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated January 22, 2014, filed with the Commission on January 22, 2014, file No. 000-50067).

10.23		—
Credit Agreement, dated as of February 20, 2014, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer thereunder, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Royal Bank of Canada and Bank of Montreal, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated February 20, 2014, filed with the Commission on February 21, 2014, file No. 000-50067).

10.24		—
Credit Agreement, dated as of March 5, 2013, among XTXI Capital, LLC, Citibank, N.A., as Administrative Agent, Collateral Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2013, filed with the Commission on March 6, 2013, file No. 000-50067).

10.25		—
First Amendment to Credit Agreement, dated as of May 8, 2013, among XTXI Capital, LLC, as Borrower, Crosstex Energy, Inc., as Parent and as Guarantor, and Citibank, N.A., as Administrative Agent and a Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 8, 2013, filed with the Commission on May 9, 2013, file No. 000-50067).

10.26	†
Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K July 1, 2011, filed with the Commission on July 1, 2011, file No. 000-50067).

10.27	†		Form of Employment Agreement (incorporated by reference to Exhibit 10.20 to Crosstex Energy, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2011, file No. 000-50536).
10.28	†
Form of First Amendment to Employment Agreement Amendment (incorporated by reference to Exhibit 10.25 to Crosstex Energy, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on February 28, 2014, file No. 000-50067).

10.29
Purchase Agreement, dated as of May 10, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated May 9, 2012, filed with the Commission on May 11, 2012, file No. 000-50067).

10.30		—
Common Unit Purchase Agreement, dated as of September 14, 2012, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated September 14, 2012, filed with the Commission on September 14, 2012, file No. 000-50067).

10.31		—
Common Unit Purchase Agreement, dated as of January 9, 2013, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.'s Current Report on Form 8-K dated January 8, 2013, filed with the Commission on January 10, 2013, file No. 000-50067).

10.32		—
Stockholders Agreement, dated August 6, 2013, by and among Crosstex Energy, Inc. and Blackstone / GSO Capital Solutions Overseas Master Fund L.P. and Blackstone / GSO Capital Solutions Fund LP (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, file No. 000-50067).

21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
101	*	—
The following financial information from Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013, and 2012 , (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011 and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

* Filed herewith.
** In accordance with the instruction on item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibits 2.1, 2.2 and 2.3 are not filed herewith. The agreements identify such exhibits and schedules, including the general nature of their content. We undertake to provide such exhibits and schedules to the Commission upon request.
†As required by Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2014.

CROSSTEX ENERGY, INC.

By:	/s/ BARRY E. DAVIS
Barry E. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2014
Barry E. Davis

/s/ LELDON E. ECHOLS	Director	February 28, 2014
Leldon E. Echols

/s/ JAMES C. CRAIN	Director	February 28, 2014
James C. Crain

/s/ BRYAN H. LAWRENCE	Director	February 28, 2014
Bryan H. Lawrence

/s/ CECIL E. MARTIN	Director	February 28, 2014
Cecil E. Martin

/s/ ROBERT F. MURCHISON	Director	February 28, 2014
Robert F. Murchison

/s/ MICHAEL J. GARBERDING	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Michael J. Garberding

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
In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2013, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited the accompanying consolidated balance sheets of Crosstex Energy, Inc. (a Delaware limited corporation) and subsidiaries as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the accompanying financial statement schedule. We also have audited Crosstex Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crosstex Energy, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Crosstex Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Dallas, Texas
February 28, 2014

CROSSTEX ENERGY, INC.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,821	$2,976
Accounts receivable:
Trade, net of allowance for bad debts of $629 and $535, respectively	74,196	63,690
Accrued revenues	208,597	150,734
Imbalances	4,235	1,533
Other	6,670	3,561
Fair value of derivative assets	302	3,234
Natural gas and natural gas liquids inventory, prepaid expenses and other	17,935	11,866
Assets held for disposition	—	22,599
Total current assets	313,756	260,193
Property and equipment:
Transmission assets	769,424	397,381
Gathering systems	729,179	723,626
Gas processing plants	614,435	586,294
Other property and equipment	131,333	88,326
Construction in process	297,348	180,976
Total property and equipment	2,541,719	1,976,603
Accumulated depreciation	(603,936)	(504,442)
Total property and equipment, net	1,937,783	1,472,161
Intangible assets, net of accumulated amortization of $227,883 and $263,305, respectively	316,222	425,005
Goodwill	153,802	152,627
Fair value of derivative assets	556	—
Investment in limited liability company	103,673	90,500
Other assets, net	23,035	25,989
Total assets	$2,848,827	$2,426,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Drafts payable	$13,413	$4,093
Accounts payable	18,140	25,839
Accrued gas, condensate and crude oil purchases	200,585	140,344
Accrued imbalances payable	4,832	2,333
Accrued capital expenditures	31,270	23,495
Fair value of derivative liabilities	1,168	1,310
Accrued interest	26,915	26,712
Liabilities held for disposition	—	3,572
Other current liabilities	41,256	48,421
Total current liabilities	337,579	276,119
Long-term debt	1,200,472	1,036,305
Other long-term liabilities	27,077	30,256
Deferred tax liability	129,428	133,555
Fair value of derivative liabilities	755	—
Stockholders' equity:
Common stock (150,000,000 shares authorized, $.01 par value, 47,756,973 and 47,413,789 issued and outstanding in 2013 and 2012, respectively)	476	473
Additional paid-in capital	307,835	274,635
Accumulated deficit	(171,263)	(117,583)
Accumulated other comprehensive income (loss)	(58)	141
Total Crosstex Energy, Inc. stockholders' equity	136,990	157,666
Interest of non-controlling partners in the Partnership	1,016,526	792,574
Total stockholders' equity	1,153,516	950,240
Total liabilities and stockholders' equity	$2,848,827	$2,426,475
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Midstream	$1,944,312	$1,791,288	$2,013,942
Total revenues	1,944,312	1,791,288	2,013,942
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	1,546,987	1,397,530	1,638,777
Operating expenses	150,858	130,882	111,778
General and administrative	79,993	65,083	55,516
(Gain) loss on sale of property	(1,055)	(342)	264
Loss on derivatives	2,304	1,006	7,776
Impairments	72,576	—	—
Depreciation and amortization	140,285	162,300	125,358
Total operating costs and expenses	1,991,948	1,756,459	1,939,469
Operating income (loss)	(47,636)	34,829	74,473
Other income (expense):
Interest expense, net of interest income	(76,859)	(86,515)	(79,227)
Equity in income of limited liability company	46	3,250	—
Other income	1,600	5,054	707
Total other expense	(75,213)	(78,211)	(78,520)
Loss before non-controlling interest and income taxes	(122,849)	(43,382)	(4,047)
Income tax benefit	10,214	6,642	2,768
Net loss	(112,635)	(36,740)	(1,279)
Less: Net income (loss) attributable to the noncontrolling interest	(82,999)	(24,259)	4,728
Net loss attributable to Crosstex Energy, Inc.	$(29,636)	$(12,481)	$(6,007)
Net loss per common share:
Basic	$(0.60)	$(0.26)	$(0.12)
Diluted	$(0.60)	$(0.26)	$(0.12)
Weighted-average shares outstanding:
Basic	47,664	47,384	47,150
Diluted	47,664	47,384	47,150
Dividend paid per share:
Common	$0.49	$0.47	$0.37

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(112,635)	$(36,740)	$(1,279)
Hedging (gains) losses reclassified to earnings, net of taxes of $(69), $(48) and $195, respectively	(1,002)	(641)	1,769
Adjustment in fair value of derivatives, net of taxes of $(49), $181 and $(159), respectively	(234)	1,642	(1,446)
Comprehensive loss	(113,871)	(35,739)	(956)
Comprehensive income (loss) attributable to non-controlling interest	(84,096)	(23,484)	4,991
Comprehensive loss attributable to Crosstex Energy, Inc.	$(29,775)	$(12,255)	$(5,947)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2013, 2012 and 2011

	Common Stock				Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity
			Additional Paid in Capital	Retained Earnings (Deficit)		Non- Controlling Interest
	Shares	Amount
	(In thousands)
Balance, December 31, 2010	46,894	$468	$242,390	$(58,298)	$(145)	$717,063	$901,478
Conversion of restricted stock for common, net of shares withheld for taxes	300	3	(1,071)	—	—	—	(1,068)
Change in equity due to issuance of units by the Partnership	—	—	(476)	—	—	—	(476)
Stock-based compensation	—	—	3,368	—	—	4,188	7,556
Common dividends	—	—	—	(17,872)	—	—	(17,872)
Net (loss) income	—	—	—	(6,007)	—	4,728	(1,279)
Hedging gains or losses reclassified to earnings	—	—	—	—	330	1,439	1,769
Adjustment in fair value of derivatives	—	—	—	—	(270)	(1,176)	(1,446)
Non-controlling partner's impact of conversion of restricted units and option exercises	—	—	—	—	—	(1,206)	(1,206)
Distribution to non-controlling interest	—	—	—	—	—	(58,209)	(58,209)
Balance, December 31, 2011	47,194	471	244,211	(82,177)	(85)	666,827	829,247
Issuance of units by the Partnership to non-controlling interest	—	—	—	—	—	232,791	232,791
Conversion of restricted stock for common, net of shares withheld for taxes	220	2	(796)	—	—	—	(794)
Change in equity due to issuance of units by the Partnership	—	—	24,500	—	—	(15,890)	8,610
Stock-based compensation	—	—	4,481	—	—	5,002	9,483
Common dividends	—	—	—	(22,925)	—	—	(22,925)
Net loss	—	—	—	(12,481)	—	(24,259)	(36,740)
Hedging gains or losses reclassified to earnings	—	—	—	—	(81)	(560)	(641)
Adjustment in fair value of derivatives	—	—	—	—	307	1,335	1,642
Non-controlling partner's impact of conversion of restricted units and option exercises	—	—	—	—	—	(594)	(594)
Distribution to non-controlling interest	—	—	—	—	—	(69,839)	(69,839)
Purchase of non-controlling interest	—	—	2,239	—	—	(2,239)	—
Balance, December 31, 2012	47,414	473	274,635	(117,583)	141	792,574	950,240
Issuance of units by the Partnership to non-controlling interest	—	—	—	—	—	419,498	419,498
Conversion of restricted stock for common, net of shares withheld for taxes	321	3	(2,090)	—	—	—	(2,087)
Change in equity due to issuance of units by the Partnership	—	—	27,959	—	(60)	(35,123)	(7,224)
Stock-based compensation	—	—	7,185	—	—	7,198	14,383
Common dividends	—	—	—	(24,044)	—		(24,044)
Net loss	—	—	—	(29,636)	—	(82,999)	(112,635)
Hedging gains or losses reclassified to earnings	—	—	—	—	(116)	(886)	(1,002)
Adjustment in fair value of derivatives	—	—	—	—	(23)	(211)	(234)
Proceeds from exercise of share options	22	—	146	—	—	—	146
Non-controlling partner's impact of conversion of restricted units and option exercises	—	—	—	—	—	(1,093)	(1,093)
Distribution to non-controlling interest	—	—	—	—	—	(91,497)	(91,497)
Contribution from non-controlling interest in subsidiary	—	—	—	—	—	9,065	9,065
Balance December 31, 2013	47,757	$476	$307,835	$(171,263)	$(58)	$1,016,526	$1,153,516

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(112,635)	$(36,740)	$(1,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,285	162,300	125,358
Impairments	72,576	—	—
Non-cash stock-based compensation	14,383	9,483	7,556
(Gain) loss on sale of property and other assets	(1,055)	(3,328)	264
Deferred tax benefit	(18,003)	(8,384)	(4,540)
Loss on derivatives recognized in net loss	2,304	1,006	7,776
Cash paid on derivatives not recognized as revenue	(633)	(4,514)	(7,015)
Interest paid in kind	1,766	—	—
Amortization of debt issue costs	6,457	5,377	6,462
Amortization of discount on notes	1,897	1,897	1,897
Distribution of earnings from limited liability company	3,296	—	—
Equity in income of limited liability company	(46)	(3,250)	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(75,359)	(39,120)	44,121
Natural gas and natural gas liquids, prepaid expenses and other	(2,880)	(4,015)	(1,507)
Accounts payable, accrued gas purchases and other accrued liabilities	55,486	19,744	(37,800)
Net cash provided by operating activities	87,839	100,456	141,293
Cash flows from investing activities:
Additions to property and equipment	(560,784)	(234,849)	(97,572)
Acquisition of business	—	(214,957)	—
Proceeds from sale of property	19,420	11,773	478
Investment in limited liability company	(30,594)	(52,250)	(35,000)
Distribution from limited liability company in excess of earnings	14,172	—	—
Net cash provided by (used in) investing activities	(557,786)	(490,283)	(132,094)
Cash flows from financing activities:
Proceeds from borrowings	558,126	806,500	471,250
Payments on borrowings	(397,622)	(570,500)	(393,308)
Payments on capital lease obligations	(3,266)	(3,112)	(3,122)
Increase (decrease) in drafts payable	9,320	(1,912)	5,854
Debt refinancing costs	(3,508)	(7,155)	(3,954)
Distributions to non-controlling partners in the Partnership	(91,497)	(69,839)	(58,209)
Contributions from non-controlling partners	4,819	—	—
Common dividends paid	(24,044)	(22,925)	(17,872)
Conversion of restricted units, net of units withheld for taxes	(1,928)	(1,030)	(1,798)
Conversion of restricted stock, net of shares withheld for taxes	(2,087)	(794)	(1,068)
Proceeds from exercise of share options	146	—	—
Proceeds from issuance of Partnership units	419,498	232,791	—
Proceeds from exercise of Partnership unit options	835	436	591
Net cash provided by (used in) financing activities	468,792	362,460	(1,636)
Net increase (decrease) in cash and cash equivalents	(1,155)	(27,367)	7,563
Cash and cash equivalents, beginning of period	2,976	30,343	22,780
Cash and cash equivalents, end of period	$1,821	$2,976	$30,343
Cash paid for interest	$89,438	$81,237	$71,950
Cash paid for income taxes	$8,628	$1,706	$1,104
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1) Organization and Summary of Significant Agreements
(a)    Description of Business
Crosstex Energy, Inc., a Delaware corporation formed on April 28, 2000, is engaged, through its subsidiaries, in providing midstream energy services, including gathering, processing, transmission and marketing, to producers of natural gas, natural gas liquids ("NGLs"), condensate and crude oil. The Company also provides crude oil, condensate and brine services to producers. The Company connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Company purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. The Company provides a variety of crude services throughout the Ohio River Valley ("ORV") which include crude oil and condensate gathering via pipelines, rail and barge terminal services and trucks and oilfield brine disposal. The Company also has crude oil terminal facilities in south Louisiana that provide access for crude oil producers to the premium markets in this area. The Company's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Company's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Company's oil gathering and transmission systems consist of trucking facilities and pipelines that, in exchange for a fee, transport oil from a producer site to an end user. The Company's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
(b)    Organization
On July 12, 2002, the Company formed Crosstex Energy, L.P. (herein referred to as the Partnership or CELP), a Delaware limited partnership. Crosstex Energy GP, LLC, a wholly owned subsidiary of the Company, is the general partner of the Partnership. As of December 31, 2013, the Company owned 16,414,830 common units in the Partnership through its wholly owned subsidiary, which represented approximately 15.0% of the limited partner interests in the Partnership, and an approximate 1.5% general partner interest. On September 13, 2012, the board of directors of the general partner amended the partnership agreement to convert the general partner's obligation to make capital contributions to the Partnership to maintain its 2% interest in connection with the issuance of additional limited interests by the Partnership to an option of the general partner to make future capital contributions to maintain its then current general partner percentage interest.
(c)    Basis of Presentation
The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly-owned subsidiaries, including the Partnership. The Partnership proportionately consolidates its undivided 50% interest in a gas processing plant located in the Permian Basin and its undivided 64.29% interest in a gas plant located in south Louisiana. The Company also consolidates its joint venture in E2 as discussed more fully in Note 2. The Company also consolidated its joint venture in Crosstex DC Gathering, J.V. ("CDC"), until it acquired the remaining interest for $0.4 million. The consolidated operations are hereafter referred to collectively as the "Company." All material intercompany balances and transactions have been eliminated.
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

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(b)    Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
(c)    Natural Gas, Natural Gas Liquids, Crude Oil and Condensate Inventory
Inventories of products consist of natural gas, NGLs, crude oil and condensate. The Company reports these assets at the lower of cost or market.
(d) Property, Plant, and Equipment
Property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, NGL, condensate and crude oil pipelines, natural gas processing plants, NGL fractionation plants and brine disposal wells. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Other property and equipment is primarily comprised of the ORV trucking fleet, computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interest costs totaling $24.5 million, $4.0 million and $0.9 million were capitalized for the years ended December 31, 2013, 2012 and 2011, respectively.
Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 30 years
Gathering systems	15 - 20 years
Gas processing plants	20 years
Other property and equipment	3 - 15 years
Depreciation expense of $99.8 million, $98.2 million and $77.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense also includes the amortization of assets classified as capital lease assets.
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10-05-4 requires long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, the Company compares the net book value of the asset to the undiscounted expected future net cash flows. If an impairment has occurred, the amount of such impairment is determined based on the expected future net cash flows discounted using a rate commensurate with the risk associated with the asset.
When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. The Company's estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, condensate and crude oil, volume of available gas, condensate and crude oil available to the asset, markets available to the asset, operating expenses, and future natural gas prices and NGL product prices. The volume of availability of gas to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.
(e) Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment annually as of July 1, 2013, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.
The Partnership has approximately $153.8 million and $152.6 million of goodwill at December 31, 2013 and 2012, respectively, related to the acquisition of Clearfield Energy, Inc. and its wholly-owned subsidiaries (collectively, "Clearfield") in July 2012. The goodwill recognized from the Clearfield acquisition results primarily from the value of opportunity created from the strategic asset positioning in the Utica and Marcellus shale plays which provides the Partnership with a substantial growth platform in a new geographic area. The goodwill is allocated to the ORV segment. There were no impairment charges resulting from the Partnership's July 1, 2013 impairment testing, and no event indicating impairment has occurred subsequent to that date.
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
The following table represents the Partnership's total purchased intangible assets at years ended December 31, 2013 and 2012 (in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2013
Customer relationships (1)	$148,456	$(65,125)	$83,331
Dedicated and non-dedicated acreage	395,649	(162,758)	232,891
Total	$544,105	$(227,883)	$316,222
2012
Customer relationships	$292,658	$(130,458)	$162,200
Dedicated and non-dedicated acreage	395,652	(132,847)	262,805
Total	$688,310	$(263,305)	$425,005
(1) See Note 4-"Acquisition, Disposition and Impairments" for information related to an impairment on the Partnership's Eunice customer relationships in 2013.

The weighted average amortization period for intangible assets is 19.0 years. Amortization expense for intangibles was approximately $40.5 million, $64.1 million and $47.5 million for the years ended December 31, 2013 , 2012 and 2011, respectively.
The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in thousands):

2014	$35,827
2015	34,430
2016	32,944
2017	32,269
2018	31,882
Thereafter	148,870
Total	$316,222

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(f) Investment in Limited Liability Company
On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners ("HEP") for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2013 and 2012, the Partnership made additional capital contributions of $30.6 million and $52.3 million, respectively. Additionally, the Partnership received a distributions of $17.5 million in 2013. HEP owns midstream assets and provides midstream services to Eagle Ford Shale producers. The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. In December 2013, Alinda Capital Partners acquired a 59% capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services. This investment is reflected on the balance sheet as "Investment in limited liability company." The Partnership's proportional share of earnings is recorded as an increase to this investment account and recorded as equity in income of limited liability company.
(g) Investment in E2

In March 2013, the Company entered into an agreement to form E2 Energy Services, LLC and E2 Appalachian Compression, LLC ("E2"), which are companies that provide compression and stabilization services for producers in the liquids-rich window of the Utica Shale play. The Company owns approximately 93.7% of E2 Energy Services, LLC and a 92.5% interest in E2 Appalachian Compression, LLC and has pre-determined rights to purchase the management ownership interests of E2 in the future. The Company owns a majority interest in E2 and consolidates its investment in E2 pursuant to Financial Accounting Standards Board ("FASB") ASC 810-10-05-08.  The Company has committed to invest of approximately $76.0 million in E2 to fund the construction of three new natural gas compression and condensate stabilization facilities, which E2 will own and operate. The facilities are located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio.   As of December 31, 2013, the Company has invested $60.7 million in E2.  Commercial operations of the first facility began during the first quarter of 2014 and the remaining plants are expected to be operational during the first half of 2014.
(h) Other Assets
Unamortized debt issuance costs totaling $22.8 million and $26.0 million as of December 31, 2013 and 2012, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense using the straight-line method over the term of the debt.
(i) Gas Imbalance Accounting
Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Company had imbalance payables of $4.8 million and $2.3 million at December 31, 2013 and 2012, respectively, which approximate the fair value of these imbalances. The Company had imbalance receivables of $4.2 million and $1.5 million at December 31, 2013 and 2012, respectively, which are carried at the lower of cost or market value.
(j) Asset Retirement Obligations
FASB ASC 410-20-25-16 was issued in March 2005 and became effective at December 31, 2005. FASB ASC 410-20-25-16 clarifies that the term "conditional asset retirement obligation" as used in FASB ASC 410-20, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FASB ASC 410-20-25-16 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FASB ASC 410-20-25-16 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB ASC 410-20. The Company provided an asset retirement obligation of $0.5 million and $0.5 million as of December 31, 2013 and 2012, respectively, related to the discontinued use of the Sabine Pass plant. The Company did not provide any asset retirement obligations for its other facilities because it did not have sufficient information as set forth in FASB ASC 410-20-25-16 to reasonably estimate such obligations, and the Company had no intention of discontinuing use of any significant assets. See Note 4 "Acquisition, Disposition, and Impairments" for further discussion of the Sabine Pass plant.
(k) Revenue Recognition

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Company recognizes revenue for sales or services at the time the natural gas, NGLs, condensate or crude oil are delivered or at the time the service is performed. The Company generally accrues one month of sales and the related gas, condensate and crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates. Purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the consolidated statement of operations in accordance with FASB ASC 605-45-45-1. Except for fee based arrangements, the Partnership acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk. The Partnership conducts "off-system" gas marketing operations as a service to producers on systems that it does not own. It refers to these activities as part of energy trading activities. In some cases, the Partnership earns an agency fee from the producer for arranging the marketing of the producer's natural gas. In other cases, the Partnership purchases the natural gas from the producer and enters into a sales contract with another party to sell the natural gas. The revenue and cost of sales for these activities are included in revenue on a net basis in the consolidated statement of operations.
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
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-2”). ASU 2013-2 requires disclosure of amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. For the years ended December 31, 2013, 2012 and 2011, we reclassified cash flow hedge (gains) losses in the amounts of $(1.0) million, $(0.6) million and $1.8 million, respectively, included in other comprehensive income to revenues on the consolidated statements of operations.
(m)    Derivatives
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
Realized and unrealized gains and losses on commodity related derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, are recorded as gain or loss on derivatives in the consolidated statement of operations in the period incurred. Unrealized gains and losses on effective cash flow hedge derivatives are recorded as a component of accumulated other comprehensive income. When the hedged transaction occurs, the realized gain or loss on the hedge derivative is transferred from accumulated other comprehensive income to earnings. Realized gains and losses on commodity hedge derivatives are recognized in revenues. Settlements of derivatives are included in cash flows from operating activities.
(n) Concentrations of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited since the Partnership's customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership's records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had a reserve for uncollectible receivables as of December 31, 2013 and 2012 of $0.6 million and $0.5 million, respectively.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

During the years ended December 31, 2013, 2012, and 2011, the Partnership had only one customer that individually represented greater than 10.0% of its revenues. The customer is located in the LIG segment and represented 12.6%, 10.5% and 12.3% of consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. While this customer represents a significant percentage of revenues, the loss of this customer would not have a material adverse impact on the Partnership's results of operations because the gross operating margin received from transactions with this customer is not material to the Partnership's gross operating margin.
(o) Legal Costs Expected to be Incurred in Connection with a Loss Contingency
Legal costs incurred in connection with a loss contingency are expensed as incurred.
(p)    Environmental Costs
Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2013, 2012 and 2011, such expenditures were not significant.
(q)    Share-Based Awards
The Company recognizes compensation cost related to all stock-based awards, including stock options, in its consolidated financial statements in accordance with FASB ASC 718. The Partnership and CEI each have similar unit or share-based payment plans for employees, which are described below. Share-based compensation associated with CEI's share-based compensation plans awarded to officers and employees of the general partner of the Partnership are recorded by the Partnership since CEI has no substantial or managed operating activities other than its interest in the Partnership. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of share-based compensation charged to general and administrative expense	$12,546	$8,240	$6,405
Cost of share-based compensation charged to operating expense	1,837	1,243	1,151
Total amount charged to income	$14,383	$9,483	$7,556
Interest of non-controlling partners in share-based compensation	$5,656	$3,813	$3,052
Amount of related income tax benefit recognized in income	$3,235	$2,102	$1,670
(r) Recent Accounting Pronouncements
We have reviewed all recently issued accounting pronouncements that became effective during the year ended December 31, 2013, and have determined that none would have a material impact on our Consolidated Financial Statements.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(3) Public Offering of Units by CELP and Certain Provisions of the Partnership Agreement
(a)    Issuance of Preferred Units
On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units (the "preferred units") to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. The Partnership's general partner made a contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units were convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units were entitled to a quarterly distribution with a value that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned. During 2012 and 2011, the Partnership paid distributions on its preferred units of $14.4 million and $17.2 million, respectively.
Beginning in the third quarter of 2012 through the fourth quarter of 2013, distributions on the preferred units were paid-in-kind ("PIK"). The number of PIK preferred unit distributions is based on a fixed price of $13.25. The distributions for the year ended December 31, 2012 also included 366,260 of PIK preferred units and the distributions for the year ended December 31, 2013 were paid-in-kind through the issuance of 1,570,806 preferred units. A distribution on the preferred units of $0.36 per unit was declared for the three months ended December 31, 2013, which was also paid-in-kind on February 12, 2014 in the amount of 452,186 preferred units.
The Partnership had the right to force conversion of the preferred units if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average trading volume of common units exceeds a specified number of common units (the “trading volume threshold”) for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. On February 27, 2014, the board of directors of the Partnership’s general partner amended the Partnership’s partnership agreement to reduce the trading volume threshold from 250,000 common units to 215,000, and on that same date the Partnership delivered a notice of conversion of all outstanding preferred units.
(b)  Issuance of Common Units
In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. In January 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.5 million. Concurrently with the public offering, in a privately negotiated transaction, the Partnership issued 2,700,000 common units representing limited partner interest in the Partnership at an offering price of $14.55 per unit for net proceeds of $39.3 million. The net proceeds from both common unit offerings were used for capital expenditures for currently identified projects, including the Cajun-Sibon projects, and for general partnership purposes. Crosstex Energy GP, LLC did not exercise its option to make a general partner contribution to maintain its then current general partner percentage interest in connection with these offerings.
In September 2012, the Partnership issued 5,660,378 common units representing limited partner interests in the Partnership at an offering price of $13.25 per unit for net proceeds of $74.8 million. The net proceeds from the common units issuance were used primarily to fund the Partnership's currently identified projects, including the Cajun-Sibon NGL pipeline expansion, and for general partnership purposes. Crosstex Energy GP, LLC did not exercise its option to make a general partner contribution to maintain its then current general partner percentage interest in connection with this offering.
In May 2012, the Partnership issued 10,120,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million. In addition, Crosstex Energy GP, LLC made a general partner contribution of $3.4 million in connection with the issuance to maintain its then current general partner interest. The net proceeds from the common units offering were used for general partnership purposes.
In March 2013, the Partnership entered into an Equity Distribution Agreement (the “ EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership could sell from time to time through BMOCM, as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

In May 2013, the Partnership entered into an Equity Distribution Agreement ("Replacement EDA") with BMOCM. This EDA replaced the previous EDA. Pursuant to the terms of the Replacement EDA, the Partnership could sell from time to time through BMOCM, as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

Through December 31, 2013, the Partnership sold an aggregate of 1,181,628 common units and 3,348,213 common units under the EDA and Replacement EDA, respectively, generating proceeds of approximately $20.9 million and $72.3 million (net of approximately $0.3 million and $0.9 million of commissions to BMOCM), respectively. The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness. The Partnership exhausted its capacity under the Replacement EDA on January 3, 2014.
The Company reflects changes in its ownership interest in the Partnership as equity transactions. The carrying amount of the non-controlling interest is adjusted to reflect the change in the Company's ownership interest in the Partnership. Any difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in additional paid-in-capital. The Company's book carrying amount per Partnership unit was below the price per unit received by the Partnership for all of its sales of common units during 2013 and 2012, resulting in changes in equity of $35.1 million and $15.9 million, respectively. The changes were recorded as an increase in additional paid-in-capital and a reduction in non-controlling interest during the year ended December 31, 2013 and 2012. The Company also increased its deferred tax liability in the amount of $7.2 million during the year ended December 31, 2013 and decreased its deferred tax liability in the amount of $11.1 million during the year ended December 31, 2012 relating to the difference between its book and tax investment in the Partnership with the offset to additional paid in capital.
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
Under the quarterly incentive distribution provisions, generally the Partnership's general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. Incentive distributions totaling $6.4 million, $4.5 million and $2.4 million were earned by our general partner for the years ended 2013, 2012 and 2011, respectively. The Partnership paid annual distributions per common unit of $1.33, $1.31 and $1.17 in the years ended December 31, 2013, 2012 and 2011, respectively.
The Partnership's fourth quarter distribution on its common units is $0.36 per unit which was paid February 14, 2014.
(d)    Allocation of Partnership Income
Net income is allocated to Crosstex Energy GP, LLC, a wholly-owned subsidiary of the Company, as the Partnership's general partner in an amount equal to its incentive distributions as described in Note 3(c) above. The general partner's share of the Partnership's net income (loss) is reduced by stock-based compensation expense attributed to the Company's stock options and restricted stock awarded to officers and employees of the Partnership. The remaining net income (loss) after incentive distributions and Company-related stock-based compensation is allocated pro rata between a relational interest percentage of

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

the general partner interest, the subordinated units (excluding senior subordinated units), and the common units. The following table reflects the Company's general partner share of the Partnership's net income (loss) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income allocation for incentive distributions	$6,390	$4,489	$2,372
Stock-based compensation attributable to CEI's restricted shares	(6,973)	(4,205)	(3,119)
General partner interest in net income (loss)	(2,138)	(818)	15
General partner share of net loss	$(2,721)	$(534)	$(732)
The Company also owns limited partner common units. The Company's share of the Partnership's net income (loss) attributable to its limited partner common units was net loss of $27.6 million, $15.5 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(4) Acquisition, Disposition and Impairments
(a) Acquisition
On July 2, 2012, the Partnership, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Clearfield. Clearfield was a well-established crude oil, condensate and brine services company with operations in Ohio, Kentucky and West Virginia. Clearfield's business included crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet and brine disposal wells. All of these assets are now included in the Partnership's ORV segment.
The Partnership paid approximately $215.4 million in cash (before working capital and certain purchase price adjustments) for the acquisition and the purchase was funded with proceeds from the senior notes offering in May 2012.
Included in the Clearfield acquisition were three local distribution companies, or LDCs, which the Partnership marketed for sale and were classified as held for disposition on the balance sheet as of December 31, 2012. The Partnership chose not to apply discontinued operations presentation on the income statement as the related amounts were immaterial during the period of the Partnership's ownership. On October 15, 2012, the Partnership entered into an agreement to sell the LDCs for an amount of $19.4 million, and the sale was completed on January 18, 2013.
The goodwill recognized from the Clearfield acquisition results primarily from the value of opportunity created from the strategic asset positioning in the Utica and Marcellus shale plays which provides the Partnership with a substantial growth platform in a new geographic area. The Partnership finalized the purchase price allocation related to the Clearfield acquisition during July 2013. As a result of the purchase price adjustments since December 31, 2012, the Partnership recognized an increase of goodwill acquired from the transaction of $1.2 million.
The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer life of approximately 20 years.
The Partnership assumed a long-term liability related to additional benefit obligations. Also, the Partnership assumed a long-term liability related to inactive easement commitments for a period of 10 years.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Purchase Price Allocation in Clearfield Acquisition
The following table is a summary of the consideration paid in the Clearfield acquisition and the purchase price allocation for the fair value of the assets acquired and liabilities assumed at the acquisition date,:

Purchase Price Allocation (in thousands):
Purchase Price to Clearfield Energy, Inc.	$215,397
Total purchase price	$215,397
Assets acquired:
Current assets	$17,622
Assets held for disposition	19,358
Property, plant, and equipment	91,422
Goodwill	153,802
Intangibles	37,600
Liabilities assumed:
Current liabilities	(28,274)
Liabilities held for disposition	(1,400)
Deferred taxes	(65,228)
Long term liabilities	(9,505)
Total purchase price	$215,397
For the period from July 2, 2012 to December 31, 2012, the Partnership recognized $108.0 million of midstream revenue related to properties acquired in the Clearfield acquisition. For the period from July 2, 2012 to December 31, 2012, the Partnership recognized $94.2 million of operating costs and expenses related to properties acquired in the Clearfield acquisition.
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

	Year Ended
	December 31, 2012	December 31, 2011
	(in thousands except for per unit data)
Pro forma total revenues	$1,897,199	$2,266,868
Pro forma net loss	$(39,021)	$(15,476)
Pro forma net loss attributable to Crosstex Energy, Inc.	$(14,762)	$(8,460)
Pro forma net loss per common unit:
Basic and Diluted	$(0.30)	$(0.18)
(b) Intangible Asset Impairment
In August 2013, the Partnership shut down the Eunice processing plant, which is located in south Louisiana and is part of our PNGL segment, due to adverse economics driven by low NGL prices and low processing volumes which we do not see improving in the near future based on forecasted pricing. The Partnership recorded an impairment expense of $72.6 million during the third quarter of 2013 related to the intangible assets for the terminated customer relationships attributable to the plant shut down.
(c) Long-Lived Assets Impairments

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Changes in Operations During 2013 and 2012.
The Partnership's Sabine Pass plant held a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine Pass plant. The primary term of the contract expired in March 2012 and was renewed on a month-to-month basis during the remainder of 2012. Due to the anticipated termination of this third-party fractionation agreement in early 2013, the Partnership began accelerating depreciation of this facility during the third quarter of 2012. The plant also had some equipment failures during the fourth quarter of 2012. In January 2013, the Partnership ceased plant operations because the cost to repair the equipment could not be supported by an existing month-to-month fractionation agreement. Depreciation and amortization expense during the fourth quarter of 2012 was changed to accelerate the remaining non-recoverable costs associated with the plant. Total depreciation and amortization of $28.9 million was recognized for the Sabine Pass plant during 2012. The Sabine Pass plant contributed gross operating margin of $2.0 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively. The net book value for the plant is $18.9 million as of December 31, 2013 and represents the plant's fair market value. Although the Partnership does not have specific plans at this time to relocate the Sabine Pass plant, it may utilize it elsewhere in its operations.
(5) Long-Term Debt
As of December 31, 2013 and 2012, long-term debt consisted of the following (in thousands):

	2013	2012
Partnership's bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2013 and December 31, 2012 was 3.2% and 4.3%, respectively	$155,000	$71,000
Subsidiary Borrower's credit facility (due 2016), interest based on LIBOR plus 5.0%, interest rate at December 31, 2013 was 5.3%	65,041	—
Senior unsecured notes (due 2018), net of discount of $7.8 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	717,202	715,305
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	250,000
Other debt	13,229	—
Debt classified as long-term	$1,200,472	$1,036,305
Maturities.    Maturities for the long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$—
2015	—
2016	232,734
2017	536
2018	725,000
Thereafter	250,000
Subtotal	1,208,270
Less discount	(7,798)
Total outstanding debt	$1,200,472

The Partnership’s Existing Credit Facility. In January, 2013, the Partnership amended the existing credit facility to, among other things, eliminate the existing and any future step-up in the maximum permitted consolidated leverage ratio for acquisitions. All references herein to the Partnership's existing credit facility include, as applicable, such amendments.
In August 2013, the Partnership amended the existing credit facility to, among other things, (i) allow the Partnership to make additional investments in joint ventures and subsidiaries that are not guarantors of the Partnership's obligations under the existing credit facility, (ii) decrease the minimum consolidated interest coverage ratio (as defined in the existing credit facility, being generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

other non-cash charges to consolidated interest charges) and (iii) increase the maximum permitted consolidated leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges). See the chart below for the ratios, as amended.

In January 22, 2014, the Partnership amended the existing credit facility to redefine the credit agreement's definition of "change of control" such that the consummation of the previously announced business combination with Devon Energy Corporation will not constitute a change of control under the existing credit agreement.
As of December 31, 2013, there was $155.0 million of borrowing and $59.7 million in outstanding letters of credit under the existing credit facility leaving approximately $420.3 million available for future borrowing based on a borrowing capacity of $635.0 million. However, the financial covenants in the existing credit facility limit the amount of funds that the Partnership can borrow. As of December 31, 2013, based on the financial covenants in the existing credit facility, the Partnership could borrow approximately $207.1 million of additional funds.
The Partnership’s existing credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of its assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries. The Partnership may prepay all loans under the Partnership’s existing credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The Partnership’s existing credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the Partnership’s existing credit facility.
Under the existing credit facility, borrowings bear interest at the Partnership's option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. The Partnership pays a per annum fee (as described below) on all letters of credit issued under the existing credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the existing credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership's leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

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
The existing credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The minimum consolidated interest coverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, with a minimum ratio of 2.50 to 1.0 for each fiscal quarter thereafter. The maximum permitted senior leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non cash charges) is 2.75 to 1.0. The maximum permitted leverage ratio (as defined in the existing credit facility, but generally computed as the ratio total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, with a maximum ratio of 5.25 to 1.0 for each fiscal quarter ending thereafter.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

In addition, the existing credit facility contains various covenants that, among other restrictions, limit the Partnership's ability to:

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
The existing credit facility permits the Partnership to make quarterly distributions to unitholders so long as no default exists under the existing credit facility.
Each of the following is an event of default under the existing credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation, or covenant in the existing credit facility or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	The Partnership's or any of its subsidiaries default under other indebtedness that exceeds a threshold amount;

•	judgments against the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving the Partnership or any of its material subsidiaries; and

•	a change in control (as defined in the existing credit facility).
If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the existing credit facility will immediately become due and payable. If any other event of default exists under the existing credit facility, the lenders may accelerate the maturity of the obligations outstanding under the existing credit facility and exercise other rights and remedies. In addition, if any event of default exists under the existing credit facility, the lenders may commence foreclosure or other actions against the collateral.
If any default occurs under the existing credit facility, or if the Partnership is unable to make any of the representations and warranties in the existing credit facility, the Partnership will be unable to borrow funds or have letters of credit issued under the existing credit facility.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Partnership expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
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

In May 2013, Subsidiary Borrower exercised the accordion feature of the Subsidiary Credit Agreement, thereby increasing the amount Subsidiary Borrower is permitted to borrow on a revolving credit basis from $75.0 million to up to $90.0 million. Subsidiary Borrower intends to distribute these additional funds for the Company's investment commitment in E2. As of December 31, 2013, there was $65.0 million borrowed under the Subsidiary Credit Agreement, leaving approximately $25.0 million available for future borrowing based on the borrowing capacity of $90.0 million.

Subsidiary Borrower’s obligations under the Subsidiary Credit Agreement are guaranteed by the Company (the “Guaranty”) and are secured by a first priority lien on 10,700,000 common units in the Partnership, which common units were contributed by the Company to Subsidiary Borrower (together with any additional common units subsequently pledged as collateral under the Subsidiary Credit Agreement, the “Pledged Units”).

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

In January 2014, the Subsidiary Borrower received a limited consent that the transactions contemplated by the Merger Agreement and the Contribution Agreement shall not constitute an issuer change of control or issuer merger event within the meaning given to such terms in the Subsidiary Credit Agreement.

Events of default under the Subsidiary Credit Agreement include, among others, (i) Subsidiary Borrower’s failure to pay principal or interest when due, (ii) Subsidiary Borrower’s or the Company’s failure to comply with agreements, obligations or covenants in the Subsidiary Credit Agreement, the Guaranty or any other loan document, (iii) material inaccuracy of any representation or warranty, (iv) certain change of control events (other than with respect to the proposed business combination with Devon, for which the Subsidiary Borrower has obtained a waiver), bankruptcy and other insolvency events and (v) the occurrence of certain events relating to the Common Units.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

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

Other Borrowings. On September 4, 2013, E2 Energy Services LLC ("E2 Services"), one of the Ohio services companies in which the Company invests, entered into a credit agreement with JPMorgan Chase Bank ("JPMorgan"). The maturity date of the credit agreement is September 4, 2016. As of December 31, 2013, there was $12.7 million borrowed under the agreement, leaving approximately $7.3 million available for future borrowing based on borrowing capacity of $20.0 million. The interest rate under the credit agreement is based on Prime plus an applicable margin. The effective interest rate as of December 31, 2013 was approximately 4.2%. Additionally, as of December 31, 2013, E2 Services had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.5 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%. CEI does not guarantee E2 Services debt obligations.
Senior Unsecured Notes.    On February 10, 2010, the Partnership and Crosstex Energy Finance Corporation issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "2018 Notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Interest payments on the 2018 Notes are due semi-annually in arrears in February and August. On May 24, 2012, the Partnership and Crosstex Energy Finance Corporation issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the "2022 Notes" and together with the 2018 Notes, the "Senior Notes") due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December.
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
The indentures provide that if the Partnership's fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in our partnership agreement) with respect to its preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership's fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to a specified basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership was in compliance with this covenant as of December 31, 2013.
If the Senior Notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, many of the covenants discussed above will terminate. Our current ratings on our bonds from Moody's Investors Service, Inc. and Standard & Poor's Rating Services are B1 and B+, respectively.
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

Prior to June 1, 2017, the Partnership may redeem all or a part of the remaining 2022 Notes at the redemption price equal to the sum of the principal amount thereof, plus a make-whole premium at the redemption date, plus accrued and unpaid interest to the redemption date.
On or after June 1, 2017, the Partnership may redeem all or a part of the remaining 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.563% for the twelve-month period beginning on June 1, 2017, 102.375% for the twelve-month period beginning on June 1, 2018, 101.188% for the twelve-month period beginning on June 1, 2019 and 100.000% for the twelve-month period beginning on June 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.
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
Successful completion of the Contribution and the Mergers would trigger a mandatory repurchase offer under the terms of the indenture governing the Partnership's 2018 Notes at a purchase price equal to 101% of the aggregate principal amount of the

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

2018 Notes repurchased, plus accrued and unpaid interest, if any. In certain circumstances, completion of the Contribution and the Mergers also could trigger a mandatory repurchase offer under the terms of the indenture governing the Partnership's 2022 Notes if, within 90 days of consummation of the transactions, the Partnership experiences a rating downgrade of the 2022 Notes by either Moody’s or S&P. The Partnership intends to fulfill its obligations with respect to the mandatory repurchase offer of the 2018 Notes and, if necessary, the 2022 Notes, following the closing of the Contribution and the Mergers in accordance with the terms of the applicable indenture.
(6) Income Taxes
The Company provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in thousands).

	Years Ended December 31,
	2013	2012	2011
Current tax provision	$7,789	$1,742	$1,772
Deferred tax (benefit)	(18,003)	(8,384)	(4,540)
Tax benefit	$(10,214)	$(6,642)	$(2,768)
A reconciliation of the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal income tax on taxable corporation at statutory rate (35%)	$(13,840)	$(6,692)	$(3,071)
State income tax, net	(818)	(396)	(182)
Non-deductible expenses	4,282	258	153
Other	162	188	332
Income tax benefit	$(10,214)	$(6,642)	$(2,768)

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The principal component of the Company's net deferred tax liability is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred income tax assets:
Accrued expenses	$1,251	$1,455
Deferred transaction cost	—	863
Net operating loss carryforward—non-current	49,499	51,488
Investment in the Partnership	—	5,981
Other comprehensive income	61	—
Alternative minimum tax carry forward (AMT)	8	8
	50,819	59,795
Less: valuation allowance	—	(5,981)
	50,819	53,814

Deferred income tax liabilities:
Property, plant, equipment, and intangible assets-current	—	(7,075)
Property, plant, equipment, and intangible assets-long-term	(176,471)	(184,889)
Other Comprehensive income	—	(56)
Other	(3,405)	(2,424)
	(179,876)	(194,444)
Net deferred tax liability	$(129,057)	$(140,630)
At December 31, 2013 the Company had a net operating loss carryforward of approximately $130.2 million that expires from 2027 through 2033. The Company also has various state net operating loss carryforwards of approximately $76.5 million which will begin expiring in 2027. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire. Although the Company has generated net operating losses in the past, the Company expects to have future taxable income from its investment in the Partnership, generated by the remedial allocations of income among the unitholders and the income generated by operations including the effect of reversals of accelerated depreciation.
Deferred tax liabilities relating to property, plant, equipment and intangible assets represent, primarily, the Company's share of the book basis in excess of tax basis for assets inside of the Partnership. At December 31, 2012, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax asset of $6.0 million which was offset by a valuation allowance of $6.0 million. As of December 31, 2013, the difference between the Company’s book and tax basis in its investment in the Partnership was a deferred tax liability due to the changes in the Company’s investment as a result of the Partnership’s unit issuances during 2013. Since, the Company no longer has a deferred tax asset, the related $6.0 million valuation allowance was reversed during the year ended December 31, 2013. The Company adjusts its deferred tax liability with the offset to additional-paid-in-capital for changes in its investment in the Partnership due to unit issuances.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Company adopted the provisions of FASB ASC 740-10-25-16 on January 1, 2007. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (In thousands):

Balance as of December 31, 2011	$2,650
Decreases related to prior year tax positions	(383)
Increases related to current year tax positions	320
Balance as of December 31, 2012	$2,587
Decreases related to prior year tax positions	(712)
Increases related to current year tax positions	519
Balance as of December 31, 2013	$2,394
Unrecognized tax benefits of $2.4 million, if recognized, would affect the effective tax rate. It is unknown when this uncertain tax position will be resolved. In the event additional interest and penalties are incurred prior to resolution, per company policy, such penalties and interest will be recorded to income tax expense.
At December 31, 2013, tax years 2009 through 2013 remain subject to examination by the Internal Revenue Services and tax years 2008 through 2013 remain subject to examination by various state taxing authorities.
(7) Employee Incentive Plans
(a) Long-Term Incentive Plans
The Company accounts for share-based compensation in accordance with FASB ASC 718, which requires that compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements. On May 9, 2013, the Partnership’s unitholders approved the amendment and restatement of the Crosstex Energy GP, LLC Long-Term Incentive Plan (the “Plan”), which increased the number of common units representing limited partner interests in the Partnership authorized for issuance under the Plan by 3,470,000 common units to an aggregate of 9,070,000 common units and made certain other technical amendments.
(b)   Partnership Restricted Incentive Units
Awards of restricted incentive units are rights that entitle the grantee to receive common units of the Partnership upon the vesting of such restricted incentive unit. In addition, the restricted incentive units will become exercisable upon a change of control of the Partnership or its general partner.
The restricted incentive units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted incentive units include a tandem award that entitles the participant to receive cash payments equal to the cash distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted incentive units are forfeited. The restricted incentive units granted in 2013, 2012 and 2011 generally cliff vest after three years of service.
The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2013 is provided below:

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Crosstex Energy, L.P. Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,003,159	$13.31
Granted	625,339	16.19
Vested*	(396,927)	9.50
Forfeited	(52,648)	13.52
Non-vested, end of period	1,178,923	$16.11
Aggregate intrinsic value, end of period (in thousands)	$32,358
_______________________________________________________________________________

*	Vested units include 114,831 units withheld for payroll taxes paid on behalf of employees.

In March 2013, the Partnership issued 57,897 restricted incentive units with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in the restricted incentive units granted and vested line items above.
A summary of the restricted incentive units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2013, 2012 and 2011 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Restricted Incentive Units:	2013	2012	2011
Aggregate intrinsic value of units vested	$6,750	$3,850	$6,438
Fair value of units vested	$3,771	$2,097	$5,945
As of December 31, 2013, there was $7.4 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.2 years.
(c)   Partnership Unit Options
Unit options will have an exercise price that is not less than 100% of the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, unit options will become exercisable upon a change in control of the Partnership or its general partner.
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
A summary of the unit option activity for the years ended December 31, 2013, 2012, and 2011 is provided below:

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

	Years Ended December 31,
	2013		2012		2011
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	349,018	$7.25	451,574	$6.99	611,311	$6.77
Exercised	(151,795)	5.50	(87,857)	4.96	(128,477)	4.61
Forfeited	(3,109)	23.60	(14,699)	13.39	(31,260)	12.83
Outstanding, end of period	194,114	$8.36	349,018	$7.25	451,574	$6.99
Options exercisable at end of period	194,114	$8.36	286,715	$7.52	315,742	$7.42
Weighted average contractual term (years) end of period:
Options outstanding	5.2		6.1		7.2
Options exercisable	5.2		6.0		6.9
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$3,829		$3,016		$4,648
Options exercisable	$3,829		$2,483		$3,260
A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2013, 2012 and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options:	2013	2012	2011
Intrinsic value of units options exercised	$2,104	$988	$1,527
Fair value of unit options vested	$254	$277	$563
As of December 31, 2013, all options were vested and fully expensed.
(d) Crosstex Energy, Inc.'s Restricted Stock
The Crosstex Energy, Inc. long-term incentive plans provide for the award of restricted stock (collectively, "Awards") for up to 8,975,000 shares of Crosstex Energy, Inc.'s common stock. On May 9, 2013, CEI's stockholders approved the amendment and restatement of the Crosstex Energy, Inc. 2009 Long-Term Incentive Plan (the “CEI Plan”), which increased the number of shares of CEI's common stock authorized for issuance under the CEI Plan by 1,785,000 shares to an aggregate of 4,385,000 shares of common stock and made certain other technical amendments.
As of January 1, 2014, approximately 2,464,665 shares remained available under the long-term incentive plans for future issuance to participants. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Awards that are forfeited, terminated or expire unexercised become immediately available for additional awards under the long-term incentive plan.
CEI's restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI's restricted stock granted in 2013, 2012 and 2011 generally cliff vest after three years of service. A summary of the restricted stock activity which includes officers and employees of the Partnership and directors of the general partner of the Partnership for the year ended December 31, 2013, is provided below:

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,329,162	$9.75
Granted	632,912	15.08
Vested*	(445,177)	7.43
Forfeited	(63,864)	11.69
Non-vested, end of period	1,453,033	$12.69
Aggregate intrinsic value, end of period (in thousands)	$51,089
_______________________________________________________________________________
* Vested shares include 123,791 shares withheld for payroll taxes paid on behalf of employees.
In March 2013, CEI issued 60,018 restricted shares with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in restricted shares granted and vested in the above line items.
A summary of the restricted shares' aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the years ended December 31, 2013, 2012 and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Restricted Shares:	2013	2012	2011
Aggregate intrinsic value of shares vested	$7,593	$4,099	$3,915
Fair value of shares vested	$3,307	$1,754	$5,623
As of December 31, 2013 there was $7.4 million of unrecognized compensation costs related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 1.1 years.
(e) Crosstex Energy, Inc.'s Stock Options
CEI stock options have not been granted since 2005. A summary of the stock option activity includes officers and employees of the Partnership and directors of CEI for the years ended December 31, 2013, 2012 and 2011 is provided below:

	Years Ended December 31,
	2013		2012		2011
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	37,500	$6.50	37,500	$6.50	37,500	$6.50
Exercised	(22,500)	6.50	—	—	—	—
Outstanding, end of period	15,000	$6.50	37,500	$6.50	37,500	$6.50
Options exercisable at end of period	15,000	$6.50	37,500	$6.50	37,500	$6.50
A summary of the stock options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of shares vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2013, 2012, and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Stock Options:	2013	2012	2011
Intrinsic value of stock options exercised	$317	$—	$—
Fair value of stock options vested	$—	$—	$—

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

As of December 31, 2013, all options were vested and fully expensed.
(8) Derivatives
Commodity Swaps
The Partnership manages its exposure to fluctuation in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.
The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include "swing swaps," "third party on-system financial swaps," "storage swaps," "basis swaps," "processing margin swaps," "liquids swaps" and "put options." Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas. Liquids financial swaps are used to hedge price risk on liquid swaps not otherwise designated as cash flow hedges. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.
The components of loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Years Ended December 31,
	2013	2012	2011
Change in fair value of derivatives that are not designated for hedge accounting	$1,674	$(3,473)	$726
Realized losses on derivatives	633	4,514	7,015
Ineffective portion of derivatives designated for hedge accounting	(3)	(35)	(158)
Net losses related to commodity swaps	$2,304	$1,006	$7,583
Put option premium mark to market	—	—	193
Losses on derivatives	$2,304	$1,006	$7,776
The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	December 31,
	2013	2012
Fair value of derivative assets—current, designated	$9	$724
Fair value of derivative assets—current, non-designated	293	2,510
Fair value of derivative assets-long term, non-designated	556	—
Fair value of derivative liabilities—current, designated	(705)	(105)
Fair value of derivative liabilities—current, non-designated	(463)	(1,205)
Fair value of derivative liabilities—long term, non-designated	(755)	—
Net fair value of derivatives	$(1,065)	$1,924
Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at December 31, 2013 (all gas volumes are expressed in MMBtus, liquids volumes are expressed in gallons and condensate volumes are expressed in barrels). The remaining term of the contracts extend no later than December 2016. Changes in the fair value of the Partnership's mark to market derivatives are recorded in earnings in the period incurred. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	December 31, 2013
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(8,567)	$(696)
Total swaps designated as cash flow hedges		$(696)
Mark to Market Derivatives:*
Swing swaps (long contracts)	1,457	$(14)
Physical offsets to swing swap transactions (short contracts)	(1,147)	—
Swing swaps (short contracts)	(78)	2
Physical offsets to swing swap transactions (long contracts)	78	—
Processing margin hedges—liquids (short contracts)	(2,662)	(270)
Processing margin hedges—gas (long contracts)	291	40
Liquids swaps—non-designated (long contracts)	50,400	(537)
Liquids swaps—non-designated (short contracts)	(50,400)	428
Storage swap transactions (short contracts)	(100)	(18)
Total mark to market derivatives		$(369)
_______________________________________________________________________________

*	All are gas contracts except for liquids swaps (designated or non-designated), processing margin hedges-liquids and storage swap transactions-condensate inventory.
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2013 of $0.7 million would be reduced to $0.2 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.
Impact of Cash Flow Hedges
The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Years Ended December 31,
Increase (decrease) in Midstream revenue	2013	2012	2011
Liquids	$768	$1,381	$(2,772)
Natural Gas
As of December 31, 2013, the Partnership has no balances in accumulated other comprehensive income (loss) related to natural gas.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Liquids
As of December 31, 2013, an unrealized derivative fair value net loss of $0.7 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss) all of which is expected to reclassified into earnings by December 2014. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Derivatives Other Than Cash Flow Hedges
Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and liquids swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as a loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its derivatve contracts using actively quoted prices. The estimated fair value of derivative contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
December 31, 2013	$(170)	$61	$(260)	$(369)
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
Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	December 31,
	2013	2012
	Level 2	Level 2
Commodity Swaps*	$(1,065)	$1,924
Total	$(1,065)	$1,924
_______________________________________________________________________________

*
Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date. The fair value of derivative contracts included in assets or liabilities for

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,200,472	$1,281,471	$1,036,305	$1,118,875
Obligations under capital lease	22,036	23,419	25,257	27,667
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.
The Partnership had $155.0 million in borrowings under its revolving credit facility included in long-term debt as of December 31, 2013 and $71.0 million at December 31, 2012. The Subsidiary Borrower had $65.0 million in borrowings under the Subsidiary Credit Agreement included in long-term debt as of December 31, 2013. As borrowings under the Partnership's credit facility, the Subsidiary Credit Agreement and other borrowings related to E2 of $13.2 million accrue interest under a floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding. As of December 31, 2013 and December 31, 2012, the Partnership also had borrowings totaling $717.2 million and $715.3 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and borrowings of $250.0 million under the 2022 Notes with a fixed rate of 7.125%. The fair value of all senior unsecured notes as of December 31, 2013 and 2012 was based on Level 1 inputs from third-party market quotations. The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.
(10) Commitments and Contingencies
        (a)   Leases—Lessee
The Partnership has operating leases for office space, office and field equipment.
The following table summarizes the Partnership's remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in thousands):

2014	$10,303
2015	10,338
2016	8,374
2017	5,205
2018	5,771
Thereafter	15,733
$55,724
Operating lease rental expense in the years ended December 31, 2013, 2012 and 2011 was approximately $28.1 million, $23.2 million and $21.9 million, respectively.
        (b)   Employment and Severance Agreements
Certain members of management of the Partnership are parties to employment and/or severance agreements with the general partner. The employment and severance agreements provide those managers with severance payments in certain circumstances and, in the case of employment agreements, prohibit each such person from competing with the general partner or its affiliates for a certain period of time following the termination of such person's employment.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

        (c)   Environmental Issues
The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. To date, 23 of the 25 sites requiring remediation have been completed and have received a "No Further Action" status from the Louisiana Department of Environmental Quality. The remaining two sites continuing with remediation efforts are expected to reach closure in 2014. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.
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
From time to time, owners of property located near the Partnership's processing facilities or compression facilities file lawsuits against the Partnership. These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution. The Partnership has accrued a $2.0 million liability related to this matter and reflected the related expense in operating expenses in the fourth quarter of 2011. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
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
(11) Capital Stock
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
(b) Earnings per Share and Anti-Dilutive Computations

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Basic earnings per common share was computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. The computation of diluted earnings per common share further assumes the dilutive effect of common share options and restricted shares. All common share equivalents were antidilutive for the years ended December 31, 2013, 2012 and 2011 because the Company had net losses in these periods.
The Company has issued restricted shares that entitle employees to receive non-forfeitable dividends during their vesting period and are therefore considered participating securities for earnings per share calculations. The restricted shares, which participate in earnings and dividends in the same manner as other common shares, were allocated a total net loss of $961,000, $307,000 and $125,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
(12) Segment Information
Identification of operating segments is based principally upon regions served. The Partnership's reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas ("NTX"), the pipelines and processing plants located in Louisiana ("LIG"), the south Louisiana processing and NGL assets ("PNGL") and rail, truck, pipeline, and barge facilities in the Ohio River Valley ("ORV"), which includes the Company's investment in E2. The Partnership's sales are derived from external domestic customers.
The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital, debt financing costs and its investment in HEP. Profit in the corporate segment for the years ended 2013 and 2012 includes the operating activity for intersegment eliminations.

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Summarized financial information concerning the Partnership's reportable segments is shown in the following table.

	LIG	NTX	PNGL	ORV	Corporate	Totals
	(In thousands)
Year Ended December 31, 2013:
Sales to external customers	$491,217	$321,025	$850,245	$281,825	$—	$1,944,312
Sales to affiliates	89,081	72,960	22,144	—	(184,185)	—
Purchased gas, NGLs, condensate and crude oil	(495,807)	(229,687)	(777,989)	(227,689)	184,185	(1,546,987)
Operating expenses	(31,699)	(53,772)	(30,735)	(34,652)	—	(150,858)
Segment profit	$52,792	$110,526	$63,665	$19,484	$—	$246,467
Gain (loss) on derivatives	$92	$(1,768)	$(289)	$(339)	$—	$(2,304)
Depreciation, amortization and impairments	$(12,706)	$(79,303)	$(106,412)	$(11,591)	$(2,849)	$(212,861)
Capital expenditures	$45,569	$23,175	$394,514	$99,127	$4,465	$566,850
Identifiable assets	$301,431	$991,332	$1,003,596	$407,121	$145,347	$2,848,827
Year Ended December 31, 2012:
Sales to external customers	$561,389	$269,302	$852,560	$108,037	$—	$1,791,288
Sales to affiliates	225,542	96,177	145,569	—	(467,288)	$—
Purchased gas, NGLs, condensate and crude oil	(678,188)	(180,116)	(924,240)	(82,274)	467,288	(1,397,530)
Operating expenses	(33,817)	(55,582)	(29,601)	(11,882)	—	$(130,882)
Segment profit	$74,926	$129,781	$44,288	$13,881	$—	$262,876
Gain (loss) on derivatives	$3,440	$(4,405)	$(41)	$—	$—	$(1,006)
Depreciation, amortization and impairments	$(13,936)	$(83,492)	$(57,652)	$(4,861)	$(2,359)	$(162,300)
Capital expenditures	$4,059	$45,235	$182,782	$3,893	$8,944	$244,913
Identifiable assets	$279,755	$1,057,504	$632,962	$316,927	$139,327	$2,426,475
Year Ended December 31, 2011:
Sales to external customers	$811,216	$332,026	$870,700	$—	$—	$2,013,942
Sales to affiliates	128,130	100,527	40,185	—	(268,842)	—
Purchased gas, NGLs, condensate and crude oil	(809,471)	(262,708)	(835,440)	—	268,842	(1,638,777)
Operating expenses	(35,434)	(48,807)	(27,537)	—	—	(111,778)
Segment profit	$94,441	$121,038	$47,908	$—	$—	$263,387
Gain (loss) on derivatives	$(6,145)	$(1,896)	$265	$—	$—	$(7,776)
Depreciation, amortization and impairments	$(13,676)	$(76,535)	$(31,271)	$—	$(3,876)	$(125,358)
Capital expenditures	$2,820	$73,069	$25,618	$—	$2,629	$104,136
Identifiable assets	$305,359	$1,113,431	$460,865	$—	$82,961	$1,962,616

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Segment profits	$246,467	$262,876	$263,387
General and administrative expenses	(79,993)	(65,083)	(55,516)
Loss on derivatives	(2,304)	(1,006)	(7,776)
Gain (loss) on sale of property	1,055	342	(264)
Depreciation, amortization and impairments	(212,861)	(162,300)	(125,358)
Operating income (loss)	$(47,636)	$34,829	$74,473

(13) Immaterial Correction of Prior Period Financial Statements

During the year ended December 31, 2013, the Company determined certain immaterial corrections were required for previously-issued financial statements for the year ended December 31, 2012, as discussed below. The corrections did not impact the Company’s operating income and were not considered material to the Company’s revenues and costs for the applicable periods.

The Company determined that revenues and purchased gas costs related to a new processing arrangement were improperly reduced from revenue and purchased gas costs which resulted in equal understatements of revenues and purchased gas costs in its previously-issued financial statements for the year ended December 31, 2012. As a result both revenues and purchased gas were understated by $135.4 million for the year ended December 31, 2012. The following table reflects the revenues, purchased gas costs and total operating costs and expenses as previously reported and as adjusted for the year ended December 31, 2012 (in thousands):

As previously reported:	Year Ended December 31, 2012
Total revenues	$1,655,851
Purchased gas, NGLs, condensate and crude oil	$1,262,093
Total operating costs and expenses	$1,621,022
Operating income	$34,829

As adjusted:
Total revenues	$1,791,288
Purchased gas, NGLs, condensate and crude oil	$1,397,530
Total operating costs and expenses	$1,756,459
Operating income	$34,829

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(14) Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2013:
Revenues	$445,689	$454,737	$468,643	$575,243	$1,944,312
Operating income (loss)	$14,130	$5,878	$(62,833)	$(4,811)	$(47,636)
Net loss attributable to the noncontrolling interest	$(2,168)	$(6,744)	$(61,617)	$(12,470)	$(82,999)
Net loss attributable to the Crosstex Energy, Inc	$(2,936)	$(4,667)	$(11,249)	$(10,784)	$(29,636)
Basic earnings per common share	$(0.06)	$(0.09)	$(0.23)	$(0.22)	$(0.60)
Diluted earnings per common share	$(0.06)	$(0.09)	$(0.23)	$(0.22)	$(0.60)
2012:
Revenues	$425,959	$394,402	$444,947	$525,980	$1,791,288
Operating income (loss)	$22,074	$18,381	$899	$(6,525)	$34,829
Net income (loss) attributable to the noncontrolling interest	$3,594	$(530)	$(10,240)	$(17,083)	$(24,259)
Net loss attributable to the Crosstex Energy, Inc.	$(825)	$(1,672)	$(4,314)	$(5,670)	$(12,481)
Basic earnings per common share	$(0.02)	$(0.03)	$(0.09)	$(0.12)	$(0.26)
Diluted earnings per common share	$(0.02)	$(0.03)	$(0.09)	$(0.12)	$(0.26)

(15) Subsequent Events
2022 Notes. On January 3, 2014, the Partnership instructed the trustee to deliver a notice of redemption for approximately $53.5 million in aggregate principal amount of its 2022 Notes (the “Redeemed Notes”), representing approximately 21% of the aggregate principal amount of the outstanding 2022 Notes. The Redeemed Notes were redeemed effective as of February 2, 2014 for a total redemption price equal to $1,083.32 per $1,000 principal amount redeemed. Following the completion of the redemption, approximately $196.5 million aggregate principal amount of the 2022 Notes remain outstanding.

Credit Facility. On February 20, 2014, the Partnership entered into a $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “new credit facility”). The Partnership's ability to borrow funds and obtain letters of credit under the new credit facility is conditioned upon, among other things. the closing of the Contribution and the prior or concurrent termination of the Partnership’s existing credit facility. Upon the termination of the existing credit facility, the liens securing the existing credit facility will be released and the Partnership’s subsidiaries will no longer guarantee its indebtedness and will be released as guarantors under the indentures governing the Partnership’s Senior Notes.
The new credit facility will mature on the fifth anniversary of the initial funding date, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms. The new credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the new credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA will increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
Borrowings under the new credit facility bear interest at the Partnership’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on the

CROSSTEX ENERGY, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Partnership's credit rating. Upon breach by the Partnership of certain covenants governing the new credit facility, amounts outstanding under the new credit facility, if any, may become due and payable immediately.

Schedule I
CROSSTEX ENERGY, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,764	$2,852
Accounts receivable	633	—
Prepaid expenses and other	483	120
Total current assets	2,880	2,972
Property and equipment:
Gathering systems	3,614	—
Construction in process	79,241	—
Accumulated depreciation	(160)	—
Total property and equipment, net	82,695	—
Intangibles	4,246	—
Investment in the Partnership	199,885	217,425
Other assets, net	1,112	—
Total assets	$290,818	$220,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,168	$—
Related party payable	2,569	—
Other current liabilities	1,153	580
Total current liabilities	9,890	580
Long term debt	78,270	—
Deferred tax liability	56,733	62,151
Other long term liabilities	47	—
Stockholders' equity:
Common stock	476	473
Additional paid-in capital	307,835	274,635
Accumulated deficit	(171,263)	(117,583)
Accumulated other comprehensive loss	(58)	141
Stockholders' equity	136,990	157,666
Non-controlling interest	8,888	—
Total stockholders' equity	145,878	157,666
Total liabilities and stockholders' equity	$290,818	$220,397

See "Notes to Consolidated Financial Statements" of Crosstex Energy, Inc. included in this report.

CROSSTEX ENERGY, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Midstream	$1,073	$—	$—
Total revenues	1,073	—	—
Operating costs and expenses:
Loss from investment in the Partnership	30,400	16,080	7,192
Operating expenses	513	—	—
General and administrative expenses	11,932	3,775	2,715
Depreciation and amortization	185	—	—
Total operating costs and expenses	43,030	19,855	9,907
Operating loss	(41,957)	(19,855)	(9,907)
Other income (expense):
Interest and other income	(407)	7	6
Loss before income taxes	(42,364)	(19,848)	(9,901)
Income tax benefit	12,551	7,367	3,894
Net loss	(29,813)	(12,481)	(6,007)
Less: Net loss attributable to the noncontrolling interest	(177)	—	—
Net loss attributable to Crosstex Energy, Inc.	$(29,636)	$(12,481)	$(6,007)
Net loss per common share:
Basic	$(0.60)	$(0.26)	$(0.12)
Diluted	$(0.60)	$(0.26)	$(0.12)
Weighted average common shares outstanding:
Basic	$47,664	$47,384	$47,150
Diluted	$47,664	$47,384	$47,150

See "Notes to Consolidated Financial Statements" of Crosstex Energy, Inc. included in this report.

CROSSTEX ENERGY, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,636)	$(12,481)	$(6,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	185	—	—
Loss from investment in the Partnership	30,400	16,080	7,196
Deferred tax benefit	(12,551)	(7,367)	(3,896)
Stock-based compensation	212	277	249
Interest paid in kind	1,766	—	—
Amortization of debt issue cost	343	—	—
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other	(1,017)	(27)	(57)
Accounts payable, and other accrued liabilities	3,222	79	238
Net cash used in operating activities	(7,076)	(3,439)	(2,277)
Cash flows from investing activities:
Additions to property and equipment	(76,649)	—	—
Investment in the Partnership	—	(3,460)	(163)
Distributions from the Partnership	28,936	27,270	22,497
Net cash provided by investing activities	(47,713)	23,810	22,334
Cash flows from financing activities:
Proceeds from borrowings	77,737	—	—
Payments on borrowings	(1,233)	—	—
Debt refinancing cost	(1,460)	—	—
Conversion of restricted stocks, net of stocks withheld for taxes	(2,087)	(794)	(1,068)
Contributions from non-controlling partners	4,642	—	—
Common dividends paid	(24,044)	(22,925)	(17,872)
Proceeds from exercise of share options	146	—	—
Net cash provided by (used in) financing activities	53,701	(23,719)	(18,940)
Net increase (decrease) in cash and cash equivalents	(1,088)	(3,348)	1,117
Cash, beginning of period	2,852	6,200	5,083
Cash, end of period	$1,764	$2,852	$6,200
Non-cash transactions:
Gain from issuance of Partnership units	$35,123	$15,890	$—
Stock-based compensation attributed to CEI for its restricted stock granted to Partnership officers, employees and directors	$7,000	$4,200	$3,100

See "Notes to Consolidated Financial Statements" of Crosstex Energy, Inc. included in this report.